Form 10-Q
period 1996-03-31
POLLO TROPICAL INC
filed 1996-05-15
CIK 911601

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1996

                                       or

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


    For the transition period from           to
                                   ---------    ---------

    Commission file number:      0-22422


                              POLLO TROPICAL, INC.
             (Exact name of registrant as specified in its charter)


               FLORIDA                                      65-0100964
    (State or other jurisdiction of               (IRS Employer Identification
    incorporation or organization)                            Number)

    7300 N. KENDALL DRIVE, 8TH FLOOR, MIAMI, FLORIDA           33156
    (Address of Principal Executive Offices)                 (Zip Code)

    Registrant's telephone number, including area code:  305/670-7696


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                    -----      -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1996: 8,082,949 shares of common stock, par value $.01.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


                                                                 Page
Part I - Financial Information
- ------------------------------

Condensed Consolidated Balance Sheets
 December 31, 1995 and March 31, 1996............................  3

Condensed Consolidated Statements of Income
 Quarters Ended April 2, 1995 and March 31, 1996.................  4

Condensed Consolidated Statements of Cash Flows
 Quarters Ended April 2, 1995 and March 31, 1996.................  5

Notes to Condensed Consolidated Financial Statements.............  6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations.............................  7

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K........................ 12

Signature Page................................................... 13

                                  Page 2 of 13

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                                December 31,     March 31,
                                                                                                   1995            1996
                                                                                                ------------    -----------
                                                                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................................................      $   691,324    $  $848,107
  Inventories..............................................................................          331,969        300,532
  Prepaid expenses.........................................................................          470,605        575,187
  Prepaid income taxes.....................................................................          152,680        265,693

  Other current assets.....................................................................          245,656        260,085
                                                                                                 -----------    -----------
   Total current assets....................................................................        1,892,234      2,249,604
PROPERTY AND EQUIPMENT,  at cost, less accumulated
  depreciation and amortization ...........................................................       41,731,694     43,186,282
DEFERRED RESTAURANT PRE-OPENING COSTS, net ................................................          406,442        417,599
INTANGIBLE ASSETS, net ....................................................................          369,899        369,651
LEASEHOLD ACQUISITION COSTS, net ..........................................................        1,519,262      1,496,751
DEPOSITS  AND DEFERRED COSTS ON FUTURE
 RESTAURANT LOCATIONS .....................................................................          127,340         15,680
OTHER ASSETS...............................................................................          777,711        751,613
                                                                                                 -----------    -----------
                                                                                                 $46,824,582    $48,487,180
                                                                                                 ===========    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.........................................................................      $ 3,526,265    $ 3,162,987
  Accrued liabilities......................................................................        1,295,899      1,565,527
  Current maturities of long-term debt.....................................................           77,352         78,258

  Accrued restaurant closure expenses......................................................        1,399,516      1,342,883
                                                                                                 -----------    -----------
   Total current liabilities...............................................................        6,299,032      6,149,655
                                                                                                 -----------    -----------
LONG-TERM DEBT, net of current maturities .................................................       11,971,648     13,071,055
                                                                                                 -----------    -----------
DEFERRED RENT..............................................................................        1,192,909      1,242,038
                                                                                                 -----------    -----------
DEFERRED FRANCHISE FEE INCOME..............................................................          597,500        570,000
                                                                                                 -----------    -----------
DEFERRED INCOME TAXES......................................................................          804,238      1,103,034
                                                                                                 -----------    -----------
SHAREHOLDERS' EQUITY:
  Preferred stock..........................................................................               --            --
  Common stock.............................................................................           80,479         80,579
  Additional paid-in capital...............................................................       21,545,990     21,565,478
  Retained earnings........................................................................        4,332,786      4,705,341
                                                                                                 -----------    -----------
   Total shareholders' equity..............................................................       25,959,255     26,351,398
                                                                                                 -----------    -----------
                                                                                                 $46,824,582    $48,487,180
                                                                                                 ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                                                         For the Quarter Ended
                                                                                                     ----------------------------
                                                                                                       April 2,        March 31,
                                                                                                         1995            1996
                                                                                                     ------------    -----------
REVENUES:
 Restaurant sales.................................................................................   $14,139,058      $14,496,368
 Franchise revenues...............................................................................        60,007           97,961
                                                                                                     -----------       ----------
                                                                                                      14,199,065       14,594,329
                                                                                                     -----------       ----------
OPERATING EXPENSES:
 Cost of sales....................................................................................     5,011,877        5,223,404
 Restaurant payroll...............................................................................     3,369,185        3,694,407
 Other restaurant operating expenses..............................................................     2,240,174        2,791,982
 General and administrative.......................................................................     1,202,899        1,363,054
 Depreciation and amortization of property and equipment..........................................       473,362          528,042
 Amortization of deferred restaurant pre-opening costs............................................       380,986          128,727
 Other amortization...............................................................................        24,032           28,023
                                                                                                     -----------       ----------
                                                                                                      12,702,515       13,757,639
                                                                                                     -----------       ----------
INCOME FROM OPERATIONS............................................................................     1,496,550          836,690
                                                                                                     -----------       ----------
OTHER INCOME (EXPENSE):
 Interest, net....................................................................................      (212,990)        (246,992)
 Other income (expense), net......................................................................      (158,877)          11,101
                                                                                                     -----------       ----------
                                                                                                        (371,867)        (235,891)
                                                                                                     -----------       ----------

INCOME BEFORE INCOME TAXES........................................................................     1,124,683          600,799

PROVISION FOR INCOME TAXES........................................................................       422,881          228,244
                                                                                                     -----------       ----------

NET INCOME........................................................................................   $   701,802       $  372,555
                                                                                                     ===========       ==========

NET INCOME PER COMMON SHARE.......................................................................   $      0.09       $     0.05
                                                                                                     ===========       ==========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING...............................................................................     8,101,887        8,140,124
                                                                                                     ===========       ==========

     See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                 For the Quarter Ended
                                                                           --------------------------------
                                                                               April 2,          March 31,
                                                                                1995               1996
                                                                           -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income.............................................................   $     701,802       $    372,555
                                                                           -------------       ------------
 Adjustment to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.........................................         878,380            684,792
  Loss on disposal of property and equipment............................              --              7,731
  Deferred rent.........................................................          69,170             49,129
  Amortization of deferred compensation.................................              --              1,929
  Deferred income taxes.................................................         355,003            298,796
  Changes in operating assets and liabilities:
  (Increase) decrease in-
    Inventories.........................................................          38,517             31,437
    Prepaid expenses....................................................         (60,854)          (104,582)
    Prepaid income taxes................................................              --           (101,153)
    Other current assets................................................         (25,530)           (14,429)
    Deferred restaurant pre-opening costs...............................        (159,137)          (139,884)
    Other assets........................................................         126,607             26,098
  Increase (decrease) in-
    Accounts payable and accrued liabilities............................         322,372            (93,650)
    Deferred franchise fee income.......................................         (12,500)           (27,500)
    Accrued restaurant closure expenses.................................              --            (56,633)
    Income taxes payable................................................         (47,112)                --
                                                                           -------------       ------------
    Total adjustments...................................................       1,484,916            562,081
                                                                           -------------       ------------
    Net cash provided by operating activities...........................       2,186,718            934,636
                                                                           -------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures...................................................      (1,716,525)        (1,990,361)
 Payment for intangible assets..........................................          (1,803)            (3,364)
 Payment for leasehold acquisition costs................................              --             (1,900)
 (Increase) decrease in deposits and deferred costs on future
   restaurant locations.................................................        (627,504)           111,660
                                                                           -------------       ------------
    Net cash used in investing activities...............................      (2,345,832)        (1,883,965)
                                                                           -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt...............................              --        131,677,000
 Principal payments on long-term debt...................................         (37,500)      (130,576,687)
 Proceeds from exercise of stock options................................              --              5,799
                                                                           -------------       ------------
    Net cash (used in) provided by financing
      activities........................................................         (37,500)         1,106,112
                                                                           -------------       ------------
    Net (decrease) increase in cash and cash
      equivalents.......................................................        (196,614)           156,783
 Cash and cash equivalents, beginning of period.........................         688,964            691,324
                                                                           -------------       ------------
 Cash and cash equivalents, end of period...............................   $     492,350       $    848,107
                                                                           =============       ============

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash paid during the period for -
    Interest, net.......................................................   $     253,697       $    250,298
                                                                           =============       ============
    Income taxes........................................................   $     115,000       $     18,086
                                                                           =============       ============
    Tax benefit from stock option recorded to
      additional paid-in capital........................................   $          --       $     11,860
                                                                           =============       ============

     See accompanying notes to condensed consolidated financial statements.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 1995, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K (File No. 0-22422) for the year ended December 31, 1995.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the periods indicated. Results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 29, 1996.

(2) ACCOUNTING POLICIES

During interim periods the Company follows the accounting policies set forth in its consolidated financial statements included in its Annual Report on Form 10-K (File No. 0-22422). Reference should be made to such financial statements for information on such accounting policies and further financial details.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


        The number of Company-owned restaurants open for the entire year grew rapidly from 8 in 1993 to 31 in 1995 in the Company's core markets of South Florida and Orlando. During Fiscal 1995, the Company entered three expansion markets (Tampa, Chicago, and New York) opening a total of five Company-owned restaurants and closed two underperforming restaurants, incurring costs for restaurant closure expenses in the third quarter of 1995. In the first quarter ended March 31, 1996, the Company opened one additional restaurant in the expansion markets. In the second quarter of Fiscal 1996, through the date of this filing, the Company has opened two restaurants within its core markets, bringing the total Company-owned restaurants currently operating to 39. The Company anticipates opening one additional restaurant within its core markets in the second quarter of 1996.

        The Company's market penetration strategy, competitive unit openings and intense industry competition, amongst other factors, contributed to moderate same restaurant sales declines for Company-owned restaurants operated during comparable periods of 1995 and 1994. However, the Company's restaurants that were operated for the entire first quarter of 1996 and 1995 experienced a reduction in the decline in same restaurant sales. The Company believes that this improvement in same restaurant sales trends is primarily due to the reduced impact of new restaurant cannibalization, and more effective marketing strategies and promotions. Average unit sales volumes in the expansion markets are significantly lower than the average unit sales volumes in the Company's core markets. The higher food, labor, and other operating costs the Company has experienced in the expansion restaurants have adversely affected operating margins and the Company's overall profitability.

        The Company incurs pre-opening costs in connection with the opening of each restaurant. Pre-opening costs, which include payroll, hiring and training expenses, advertising and all other direct operating costs that are incurred prior to the opening of a new restaurant, are amortized over the first 12 months of a restaurant's operation and have decreased as a percentage of restaurant sales as a result of the Company's moderation in its level of expansion.

        In December 1994, the Company's first franchised restaurant opened, five additional franchised restaurants were opened in 1995, and two additional franchised restaurants were opened during the quarter ended March 31, 1996.
In the second quarter, one franchised restaurant closed bringing the total franchised restaurants to seven through the date of this filing. The Company anticipates the opening of approximately six additional franchised restaurants during the remainder of Fiscal 1996. The Company continues to seek to procure new area development agreements in Latin America, the Caribbean and the United States with qualified franchisees and anticipates continued growth in franchise revenues. The Company receives exclusivity fees upon signing of area development agreements. Such fees are recognized as revenue when franchised restaurants open or when such agreements terminate. Additionally, when franchised restaurants become operational the Company receives continuing royalties based on sales. As the Company does not control the timing of franchise openings and/or terminations of agreements, the recognition of franchise revenues cannot be accurately predicted and, therefore, may fluctuate significantly on a quarter to quarter basis.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected income statement data as a percentage of restaurant sales except general and administrative expense, which is shown as a percentage of total revenues, and certain restaurant data:



                                              QUARTER ENDED
                                              -------------
                                            APRIL 2,  MARCH 31,
                                            --------  ---------
                                              1995       1996
                                            --------  ---------

INCOME STATEMENT DATA:
 Cost of sales ...........................      35.5%      36.0%
 Restaurant payroll ......................      23.8       25.5
 Other restaurant operating expenses .....      15.8       19.3
 General and administrative ..............       8.5        9.3
 Depreciation and amortization of property
   and equipment .........................       3.3        3.6
 Amortization of deferred restaurant
   pre-opening costs .....................       2.7         .9
 Other amortization ......................        .2         .2
 Income from operations ..................      10.6        5.8
 Other income (expense), net .............      (2.6)      (1.6)
 Net income ..............................       5.0        2.6

RESTAURANT DATA:
 Aggregate restaurant sales increase from
   prior period ..........................        73%         3%
 Number of restaurants open at end of
   period ................................        34         37


      QUARTER ENDED MARCH 31, 1996  COMPARED TO QUARTER ENDED APRIL 2,1995

        Restaurant Sales. Restaurant sales for the quarter ended March 31, 1996 increased $.4 million (3%) to $14.5 million from $14.1 million for the comparable quarter of 1995. This increase was due to an increased number of restaurants open during the quarter ended March 31, 1996 as compared to the same quarter of the prior year. This increase was partially offset by a slight sales decrease in restaurants open for the entire quarter for both years.
During the current quarter 36 restaurants operated for the full quarter, and one restaurant operated for part of the quarter as compared to the prior year quarter when 33 restaurants operated for the full quarter and one restaurant operated for only part of the quarter.

     Franchise Revenues. Franchise revenues for the quarter ended March 31, 1996 increased $38,000 from $60,000 for the quarter ended April 2, 1995 to $98,000 for the quarter ended March 31, 1996. Franchise revenues generally consist of initial franchise fees which are recognized when a restaurant opens, continuing royalties and fees from operating franchised restaurants, and forfeiture of exclusivity fees when area development agreements are terminated. During the quarter ended March 31, 1996, two franchised restaurants were opened in Puerto Rico and the Company anticipates the opening of approximately six additional franchised restaurants during the remainder of Fiscal 1996.

        Cost of Sales. Cost of sales which consists of food, beverage and paper and supply costs, increased .5% as a percentage of restaurant sales to 36.0% for the quarter ended March 31, 1996 from 35.5% for the comparable quarter of the prior year. This change was due to an increase of .7% in food costs as a percentage of restaurant sales which was partially offset by a decrease of .2% in the cost of paper as a percentage of restaurant sales. The increase in food costs is primarily the result of higher market prices for chicken and from higher food cost in lower volume restaurants which experience greater waste. Management expects that continued higher costs for chicken will adversly affect the relationship of cost of sales to restaurant sales during the remainder of Fiscal 1996.

     Restaurant Payroll. Restaurant payroll expense, which consists of restaurant management and hourly employee wages, payroll taxes, workers' compensation insurance and group health insurance, increased 1.7% as a percentage of restaurant sales to 25.5% for the quarter ended March 31, 1996 from 23.8% for the same period of the prior year. This increase was primarily due to the new restaurants in the expansion markets which have lower volumes and therefore higher payroll costs as a percentage of restaurant sales.

        Other Restaurant Operating Expenses. Other restaurant operating expenses consist of all restaurant operating costs other than payroll expenses and include occupancy costs, utilities and advertising expenses. These expenses increased 3.5% as a percentage of restaurant sales to 19.3% for the quarter ended March 31, 1996, from 15.8% for the same period of the prior year. The largest component of this change was advertising expense, which increased from $565,000 to $760,000 and increased as a percentage of restaurant sales to 5.2% from 4.0% during the same period of the prior year. The increase was a result of increased promotional activities in the core markets, and for expenditures necessary to conduct promotional activities in the expansion markets. The next largest component of the change in other restaurant operating expenses was occupancy costs, which includes rent expense and real and personal property taxes, which increased to 5.1% for the quarter ended March 31, 1996 from 4.3% for the same period of the prior year. This increase in occupancy costs was due to a larger portion of Company-owned restaurants being leased at the quarter ended March 31, 1996 as compared to the same period of the prior year, as well as higher real and personal property taxes, and lower average sales volumes in the Company's restaurants. For the quarter ended April 2, 1995 the Company had 19 leased restaurants as compared to 24 leased restaurants at the quarter ended March 31, 1996. Another component of the increase in other restaurant operating expenses as a percentage of restaurant sales was an increase in utilities expense which increased as a percentage of restaurant sales volume to 4.6% for the quarter ended March 31, 1996 from 4.1% for the same period of the prior year. This increase was attributable to lower average sales in the Company's restaurants.

     General and Administrative Expenses. General and administrative ("G & A") expenses for the quarter ended March 31, 1996 increased as a percentage of revenues by .8% to 9.3% from 8.5% for the same period of the prior year. The dollar amount of G & A expense increased from $1,202,899 to $1,363,054 primarily as the result of expenditures incurred in assisting and support of franchisees in the opening of their restaurants, and for outside consulting fees.

     Depreciation and Amortization of Property and Equipment. Depreciation and amortization of property and equipment increased by .3% as a percentage of restaurant sales for the quarter ended March 31, 1996 as compared to the same period of the prior year. The increase was primarily the result of depreciation of fixed assets associated with the Company's five new restaurants which opened during the fiscal year ended December 31, 1995. The Company anticipates that depreciation and amortization of property and equipment as a percentage of restaurant sales will remain higher during the remainder of Fiscal 1996 as compared to Fiscal 1995 as a result of the new restaurants opened during 1995 along with new restaurant openings planned for the remainder of 1996.

     Amortization of Deferred Restaurant Pre-Opening Costs. Amortization of deferred restaurant pre-opening costs decreased by 1.8% to .9% from 2.7% as a percentage of restaurant sales for the quarter ended March 31, 1996 as compared to the same period of the prior year. During the quarter ended April 2, 1995, 19 restaurants were incurring amortization of deferred preopening restaurant costs compared to 6 restaurants for the quarter ended March 31, 1996. This decrease was the result of fewer new restaurants being opened during the latest 12 months as compared to the 12 month period ended April 2, 1995. The Company anticipates that amortization of deferred restaurant pre-opening costs as a percentage of restaurant sales will decline during the remainder of Fiscal 1996 as compared to Fiscal 1995 as the result of the Company's modest growth in Fiscal 1995.

     Other Amortization. Other amortization consists of amortization of intangibles such as trademarks, prepaid loan costs, organization costs and leasehold acquisition costs. Other amortization remained level at .2% as a percentage of restaurant sales for the quarter ended March 31, 1996 as compared to the same quarter of the prior year.

     Other Income (Expense). The Company incurred interest costs of $270,154 during the quarter ended March 31, 1996 of which $19,856 was capitalized as construction cost in accordance with the provisions of Financial Accounting Standards Board Statement No. 34. Such interest cost was further offset by $3,306 in interest income. During the same quarter of the prior year, the Company incurred interest costs of $265,980 of which $45,922 was capitalized as construction cost. Such interest cost was further offset by $7,068 in interest income.

LIQUIDITY AND CAPITAL RESOURCES

     As is customary in the restaurant industry, the Company is able to operate with a working capital deficit because its restaurant sales are in cash, it receives trade credit from its vendors and its operations do not require significant investment in receivables or inventories. Historically, the Company has used the majority of its available capital for the development of new restaurants. Consequently, prior to the Initial Public Offering and since the quarter ended April 3, 1994, the Company has operated with working capital deficits.

     During the quarter ended March 31, 1996, the Company generated an aggregate of $934,636 of cash flow from operations. During such period, the Company opened one new restaurant. Capital expenditures for this restaurant and for development of restaurants to be opened in the future, totaled $2.0 million during the quarter. The estimated capital needed to complete the development of the remaining restaurants as of the quarter ended March 31, 1996 was approximately $0.6 million.

     The Company's principal capital requirement will continue to be funding the development of new restaurants. Since the end of the quarter, Pollo Tropical has opened two new restaurants and plans to open one additional restaurant during the second quarter of 1996.

        The Company has a $25 million line of credit facility from a commercial bank, which provides for advances of up to $20,000,000 until June 30, 1996, and thereafter, up to $25,000,000; however, the lender has no obligation to make further advances after July 13, 1998. Borrowing capacity under the Loan can also be used to secure letters of credit, $700,000 of which were outstanding as of March 31, 1996. As of March 31, 1996, there was an additional borrowing capacity under the credit line of $6,432,000, and as of the date of this filing the available borrowing capacity under the line was approximately the same.

     The Company anticipates that the funds under its existing credit facility combined with cash flow from operations will be sufficient to fund its new restaurant openings throughout the first quarter of 1997.

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)     Exhibits


                  Exhibit
                  No.         Description
                  -------     -----------
                  27.1        Article 5  of Regulation S-X
                              Financial Data Schedule for
                              1st Quarter 10-Q (for SEC use only)


          (b) During the quarter ended March 31, 1996, the Company did not file any reports on Form 8-K.




All other items under Part II are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 POLLO TROPICAL, INC.



                                 \s\Larry J. Harris
                                 ----------------------------
                                 LARRY J. HARRIS
                                 Chief Executive Officer



                                 \s\William Carl Drew
                                 ---------------------------
                                 WILLIAM CARL DREW
                                 Chief Financial Officer


                                 \s\Moez Lakhani
                                 ---------------------------
                                 MOEZ LAKHANI
                                 Controller and Principal
                                 Accounting Officer



DATE:  May 15, 1996