Form 10-Q
period 1996-06-30
POLLO TROPICAL INC
filed 1996-08-14
CIK 911601

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 1996

                                       or

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15  (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from           to
                                     ----------   ----------

      Commission file number:         0-22422


                               POLLO TROPICAL, INC.
             (Exact name of registrant as specified in its charter)


          FLORIDA                                         65-0100964
(State or other jurisdiction of                  (IRS Employer Identification
incorporation or organization)                             Number)

7300 N. KENDALL DRIVE, 8TH FLOOR, MIAMI, FLORIDA             33156
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

                                 Yes   X    No
                                     ----      ----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996: 8,057,949 shares of common stock, par value $.01.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                          QUARTER ENDED JUNE 30, 1996


                                                                                                           Page
Part I - Financial Information


Condensed Consolidated Balance Sheets
 December 31, 1995 and June 30, 1996.................................................................       3

Condensed Consolidated Statements of Income
 Three Months and Six Months Ended  July 2, 1995 and June 30, 1996 ..................................       4

Condensed Consolidated Statements of Cash Flows
 Six Months Ended July 2, 1995 and June 30, 1996 ....................................................       5

Notes to Condensed Consolidated Financial Statements ................................................       6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations ................................................................       7


Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders..........................................      14

Item 6. Exhibits and Reports on Form 8-K ............................................................      14

Signature Page ......................................................................................      15


                     POLLO TROPICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,     June 30,
                                                                                      1995           1996
                                                                                  ------------  --------------
                                                                                                 (Unaudited)
                                       ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.................................................        $   691,324     $ 1,063,160
 Inventories...............................................................            331,969         357,623
 Prepaid expenses..........................................................            470,605         607,843
 Prepaid  income taxes.....................................................            152,680          52,568
 Other current assets......................................................            245,656         173,979
                                                                                   -----------     -----------
  Total current assets.....................................................          1,892,234       2,255,173
PROPERTY AND EQUIPMENT, net................................................         41,731,694      43,680,003
DEFERRED RESTAURANT PRE-OPENING COSTS, net.................................            406,442         372,519
INTANGIBLE ASSETS, net.....................................................            369,899         366,869
LEASEHOLD ACQUISITION COSTS, net...........................................          1,519,262       1,472,378
DEPOSITS  AND DEFERRED COSTS ON FUTURE
 RESTAURANT LOCATIONS......................................................            127,340          24,008
OTHER ASSETS...............................................................            777,711         700,970
                                                                                   -----------     -----------
                                                                                   $46,824,582     $48,871,920
                                                                                   ===========     ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable..........................................................        $ 3,526,265     $ 4,264,179
 Accrued liabilities.......................................................          1,295,899       1,393,602
 Current maturities of long-term debt......................................             77,352          81,035
 Accrued restaurant closure expenses.......................................          1,399,516       1,296,292
                                                                                   -----------     -----------
  Total current liabilities................................................          6,299,032       7,035,108
                                                                                   -----------     -----------
LONG-TERM DEBT, net of current maturities..................................         11,971,648      12,381,136
                                                                                   -----------     -----------
DEFERRED RENT..............................................................          1,192,909       1,291,166
                                                                                   -----------     -----------
DEFERRED FRANCHISE FEE INCOME..............................................            597,500         422,500
                                                                                   -----------     -----------
DEFERRED INCOME TAXES......................................................            804,238         948,563
                                                                                   -----------     -----------
SHAREHOLDERS' EQUITY:
 Preferred stock...........................................................                --              --
 Common stock..............................................................             80,479          80,829
 Additional paid-in capital................................................         21,545,990      21,604,605
 Retained earnings.........................................................          4,332,786       5,108,013
                                                                                   -----------     -----------
  Total shareholders' equity...............................................         25,959,255      26,793,447
                                                                                   -----------     -----------
                                                                                   $46,824,582     $48,871,920
                                                                                   ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                               For the Three Months Ended          For the Six Months Ended
                                             --------------------------------  ----------------------------------
                                                 July 2,         June 30,           July 2,          June 30,
                                                  1995             1996              1995              1996
                                             ---------------  ---------------  -----------------  ---------------
REVENUES:
 Restaurant sales                               $14,450,356      $16,247,877        $28,589,414      $30,744,245
 Franchise revenues                                 117,570          194,026            177,577          291,987
                                                -----------      -----------        -----------      -----------
                                                 14,567,926       16,441,903         28,766,991       31,036,232
                                                -----------      -----------        -----------      -----------
OPERATING EXPENSES:
 Cost of sales                                    5,160,402        6,151,006         10,172,280       11,374,410
 Restaurant payroll                               3,454,333        4,027,719          6,823,518        7,722,126
 Other restaurant operating expenses              2,350,171        3,344,200          4,590,345        6,136,182
 General and administrative                       1,384,985        1,316,737          2,587,884        2,679,791
 Depreciation and amortization of property
  and equipment                                     499,627          556,367            970,095        1,084,409
 Amortization of deferred restaurant
  pre-opening costs                                 359,239          131,787            740,225          260,514
 Other amortization                                  28,259           28,507             55,184           56,530
                                                -----------      -----------        -----------      -----------
                                                 13,237,016       15,556,323         25,939,531       29,313,962
                                                -----------      -----------        -----------      -----------

INCOME FROM OPERATIONS                            1,330,910          885,580          2,827,460        1,722,270
                                                -----------      -----------        -----------      -----------
OTHER INCOME (EXPENSES):
 Interest, net                                     (219,368)        (247,764)          (432,358)        (494,756)
 Other, net                                           8,199           11,550           (150,678)          22,651
                                                -----------      -----------        -----------      -----------
                                                   (211,169)        (236,214)          (583,036)        (472,105)
                                                -----------      -----------        -----------      -----------

INCOME BEFORE INCOME TAXES                        1,119,741          649,366          2,244,424        1,250,165

PROVISION FOR INCOME TAXES                          421,023          246,694            843,904          474,938
                                                -----------      -----------        -----------      -----------

NET INCOME                                      $   698,718      $   402,672        $ 1,400,520      $   775,227
                                                ===========      ===========        ===========      ===========
NET INCOME PER COMMON SHARE                     $      0.09      $      0.05        $      0.17      $      0.10
                                                ===========      ===========        ===========      ===========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                               8,119,262        8,154,087          8,110,574        8,147,105
                                                ===========      ===========        ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      For the Six Months Ended
                                                                    ----------------------------
                                                                      July  2,       June 30,
                                                                        1995          1996
                                                                    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income......................................................    $1,400,520   $      775,227
                                                                     ----------   --------------

 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................................    1,765,504        1,401,453
  Loss on disposal of property and equipment......................           --          123,869
  Deferred rent...................................................      133,803           98,257
  Amortization of deferred compensation...........................           --            3,858
  Deferred income taxes...........................................      495,930          144,325
  Changes in operating assets and liabilities:
  (Increase) decrease in-
   Inventories....................................................       36,759          (25,654)
   Prepaid expenses...............................................       95,588         (137,238)
   Prepaid income taxes...........................................           --          142,170
   Other current assets...........................................     (233,319)          71,677
   Deferred restaurant pre-opening costs..........................     (300,575)        (226,591)
   Other assets...................................................       92,712           76,741
 Increase (decrease) in-
  Accounts payable and accrued liabilities........................      115,492          835,617
  Deferred franchise fee income...................................      122,500         (175,000)
  Accrued restaurant closure expenses.............................           --         (103,224)
  Income taxes payable............................................       92,977               --
                                                                     ----------   --------------
  Total adjustments...............................................    2,417,371        2,230,260
                                                                     ----------   --------------
  Net cash provided by operating activities.......................    3,817,891        3,005,487
                                                                     ----------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.............................................   (3,703,066)      (3,156,587)
 Payment for intangible assets....................................     (111,820)          (4,567)
 Payment for leasehold acquisition costs..........................     (261,415)          (2,049)
 (Increase) decrease in deposits  and deferred costs on future
  restaurant locations............................................     (253,251)         103,332
                                                                     ----------   --------------
   Net cash used in investing activities..........................   (4,329,552)      (3,059,871)
                                                                     ----------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt.........................      972,801      187,272,000
 Principal payments on long-term debt.............................      (75,002)    (186,858,829)
 Proceeds from issuance of common stock...........................       18,259           13,049
                                                                     ----------   --------------
   Net cash provided by financing activities......................      916,058          426,220
                                                                     ----------   --------------
   Net increase in cash and cash equivalents......................      404,397          371,836
 Cash and cash equivalents, beginning of period...................      688,964          691,324
                                                                     ----------   --------------
 Cash and cash equivalents, end of period.........................    1,093,361        1,063,160
                                                                     ==========   ==============
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash paid during the period for-
  Interest, net...................................................   $  540,580   $     $542,032
                                                                     ==========   ==============
  Income taxes....................................................   $  256,000   $     $158,086
                                                                     ==========   ==============
 Tax benefit from stock options recorded to additional
  paid-in capital.................................................   $  181,842   $       42,058
                                                                     ==========   ==============

     See accompanying notes to condensed consolidated financial statements.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the periods indicated. Results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 29, 1996.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During Fiscal 1995, the Company entered three expansion markets (Tampa, Chicago, and New York), opening a total of five Company-owned restaurants. The Company also closed two underperforming restaurants, incurring costs for restaurant closure expenses in the third quarter of 1995. In the first quarter ended March 31, 1996, the Company opened one additional restaurant in the
expansion markets.   In the second quarter ended June 30, 1996, the Company
opened three restaurants in its core markets, bringing the total Company-owned restaurants currently operating to 40. The Company's restaurants in the expansion markets and Orlando operate under the name TropiGrill. The Company's restaurants in South Florida operate under the name Pollo Tropical. The Company does not anticipate further restaurant openings until the first half of 1997.

     The Company experienced a same restaurant sales increase of 4% for the quarter ended June 30, 1996. The Company believes that this improvement in same restaurant sales trends is primarily due to the more effective implementation of its marketing strategies including everyday value pricing on selected items, new advertising campaigns and improved customer service in its core markets and expects same restaurant sales to remain positive through the remainder of 1996. Average unit sales volumes in some of the expansion markets have also improved in the second quarter, however, they remain significantly lower than the average unit sales volumes in the core markets.

     The Company's restaurant level margins have been adversely affected by several factors including higher food costs, higher advertising and promotional activities associated with the expansion markets and expenditures incurred in converting the five Orlando and Tampa Pollo Tropical restaurants to the TropiGrill concept. Both the value pricing strategy implemented in the first quarter and the five year high in the market price of chicken have created a significant increase in overall food costs. The Company has increased advertising expenditures substantially in the first half of 1996 in re-establishing and enhancing the TropiGrill concept in the expansion markets and Orlando. The Company does not anticipate further expansion of the TropiGrill concept in the South Florida market. The Company anticipates higher advertising and promotional expenditures through the remainder of 1996 relative to 1995 levels.

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

     In December 1994, the Company's first franchised restaurant opened, five additional franchised restaurants were opened in 1995, and two additional franchised restaurants were opened in the first quarter of 1996. In the second quarter, one franchised restaurant closed, and one additional franchised restaurant opened. After June 30, 1996, one additional franchised restaurant opened bringing the total franchised restaurants to nine through the date of this filing. The Company anticipates the opening of approximately three additional franchised restaurants in the Puerto Rico market during the remainder of Fiscal 1996. The Company continues to pursue new area development agreements in Latin America, the Caribbean and the United States with qualified franchisees and anticipates continued growth in franchise revenues. The Company receives exclusivity fees upon signing of area development agreements. Such fees are recognized as revenue when franchised restaurants open or when such agreements terminate. Additionally, when franchised restaurants become operational the Company receives continuing royalties based on sales. As the Company does not control the timing of franchise openings and/or terminations of agreements, the recognition of franchise revenues cannot be accurately predicted and, therefore, may fluctuate significantly on a quarter to quarter basis.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected income statement data as a percentage of restaurant sales except general and administrative expense, which is shown as a percentage of total revenues, and certain restaurant data:


                                            Quarter Ended     Six Months Ended
                                          -----------------  ------------------
                                          July 2,  June 30,  July 2,   June 30,
                                           1995      1996      1995      1996
                                          -------  --------  --------  --------
INCOME STATEMENT DATA:
Operating expenses:
 Cost of sales..........................    35.7%     37.9%     35.6%     37.0%
 Restaurant payroll.....................    23.9      24.8      23.9      25.1
 Other restaurant operating expenses....    16.3      20.6      16.1      20.0
 General and administrative expenses....     9.5       8.0       9.0       8.6
 Depreciation and amortization of
  property and equipment................     3.5       3.4       3.4       3.5
 Amortization of deferred restaurant
  pre-opening costs.....................     2.5        .8       2.6        .9
 Other amortization.....................      .2        .2        .2        .2
Income from operations..................     9.2       5.4       9.9       5.6
Other expenses..........................     1.5       1.5       2.0       1.5
Net income..............................     4.8%      2.5%      4.9%      2.5%

RESTAURANT DATA:
Aggregate restaurant sales increase from
 prior period...........................      58%       12%       65%        8%
Number of  restaurants open at end of
 period.................................      35        40        35        40

      QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JULY 2, 1995

     Restaurant Sales. Restaurant sales for the quarter ended June 30, 1996 increased $1.8 million (12%) to $16.3 million from $14.5 million for the comparable quarter of 1995. This increase was due to an increased number of restaurants open during the quarter ended June 30, 1996 as compared to the same quarter of the prior year and to a sales increase in restaurants open for the entire quarter for both years. During the current quarter 37 restaurants operated for the full quarter, and three restaurant operated for part of the quarter as compared to the prior year quarter when 34 restaurants operated for the full quarter and one restaurant operated for only part of the quarter.
Same restaurant sales increased 4% for the quarter ended June 30, 1996 and management expects same restaurant sales to remain positive for the remainder of 1996.

     Franchise Revenues. Franchise revenues for the quarter ended June 30, 1996 increased $76,000 from $118,000 for the quarter ended July 2, 1995 to $194,000 for the quarter ended June 30, 1996. Franchise revenues generally consists of initial franchise fees which are recognized when a restaurant opens, continuing royalties and fees from operating franchised restaurants and forfeiture of exclusivity fees when area development agreements are terminated. A substantial portion of franchise revenue for the quarter ended June 30, 1996 consisted of an exclusivity fee which was forfeited by a franchisee who defaulted on an area development agreement. During the quarter ended June 30, 1996, one franchised restaurant closed, one franchised restaurant was opened in Puerto Rico, and one area development agreement was terminated. One additional franchised restaurant in Puerto Rico was opened after June 30, 1996 through the date of this filing and the Company anticipates the opening of approximately three additional franchised restaurants in Puerto Rico during the remainder of Fiscal 1996.

     Cost of Sales. Cost of sales which consists of food, beverage and paper and supply costs, increased 220 basis points to 37.9% for the quarter ended June 30, 1996 from 35.7% for the comparable quarter of the prior year. This change was due to an increase of 180 basis points in food costs as well as an increase of 40 basis points in the cost of paper. The increase in food costs results from higher market prices for chicken, from higher food cost in lower volume restaurants in the expansion markets which experience greater waste and from the value pricing strategy implemented during the first quarter of 1996. The market price for chicken was 14% higher in the second quarter of 1996 as compared to the same quarter of the prior year. Management expects that continued higher costs for chicken will adversely affect the relationship of cost of sales to restaurant sales during the remainder of Fiscal 1996.

     Restaurant Payroll. Restaurant payroll expense, which consists of restaurant management and hourly employee wages, payroll taxes, workers' compensation insurance and group health insurance, increased 90 basis points to 24.8% for the quarter ended June 30, 1996 from 23.9% for the same period of
the prior year.   This is primarily the result of worker's compensation
insurance being higher for the quarter ended June 30, 1996 compared to the same quarter of the prior year which benefited from rebates.

     Other Restaurant Operating Expenses. Other restaurant operating expenses consist of all restaurant operating costs other than payroll expenses and include occupancy costs, utilities and advertising expenses. These expenses increased 430 basis points to 20.6% for the quarter ended June 30, 1996, from 16.3% for the same period of the prior year. The largest component of this change was advertising expense, which increased from $481,000 to $925,000 and increased as a percentage of restaurant sales to 5.7% from 3.3% during the same period of the prior year. The increase was primarily a result of increased promotional activities in the expansion markets. Other restaurant operating expenses also reflect $150,000 incurred in the conversion of the five Pollo Tropical restaurants to the TropiGrill concept in the Tampa and Orlando markets during the quarter ended June 30, 1996. These conversion costs include the painting costs associated with a new color scheme, new uniforms and the write-off of existing signage. Also, during the quarter the Company replaced menu boards in all of the restaurants to simplify and clarify the ordering process. The Company incurred $60,000 of expense for the write-off of the old menu boards. The next largest component of the change in other restaurant operating expenses was occupancy costs, which includes rent expense and real and personal property taxes, which in the aggregate increased $131,000 to 4.7% for the quarter ended June 30, 1996 from 4.4% for the same period of the prior year. This increase in occupancy costs was due to a larger portion of Company-owned restaurants being leased at the quarter ended June 30, 1996 as compared to the same period of the prior year, as well as higher real and personal property taxes and lower average sales volumes in the Company's restaurants in the expansion markets. At the quarter ended July 2, 1995 the Company had 19 leased restaurants as compared to 24 leased restaurants at the quarter ended June 30, 1996. Another component of the increase in other restaurant operating expenses as a percentage of restaurant sales was an increase in utilities expense which increased as a percentage of restaurant sales volume to 4.8% for the quarter ended June 30, 1996 from 4.6% for the same period of the prior year. This increase was attributable to the higher costs of natural gas.

     General and Administrative Expenses. General and administrative ("G & A") expenses for the quarter ended June 30, 1996 decreased 150 basis points to 8.0%
from 9.5% for the same period of the prior year.   The decrease is primarily
due to the fixed nature of several general and administrative expenditure categories relative to the higher sales volume. The Company does not anticipate general and administrative costs to grow as a percent of sales for the remainder of 1996.

     Depreciation and Amortization of Property and Equipment. Depreciation and amortization of property and equipment remained level as a percentage of restaurant sales for the quarter ended June 30, 1996 as compared to the same period of the prior year.

     Amortization of Deferred Restaurant Pre-Opening Costs.   Amortization of
deferred restaurant pre-opening costs decreased by 170 basis points to .8% from 2.5% as a percentage of restaurant sales for the quarter ended June 30, 1996 as compared to the same period of the prior year. During the quarter ended July 2, 1995, 17 restaurants were incurring amortization of deferred restaurant pre-opening costs compared to eight restaurants for the quarter ended June 30, 1996. This decrease was the result of fewer new restaurants being opened during the latest 12 months as compared to the 12 month period ended July 2, 1995.
The Company anticipates that amortization of deferred restaurant pre-opening costs as a percentage of restaurant sales will decline during the remainder of Fiscal 1996 as compared to Fiscal 1995 due to the factors described above.

     Other Amortization. Other amortization consists of amortization of intangibles such as trademarks, prepaid loan costs, organization costs and leasehold acquisition costs. Other amortization remained level at .2% as a percentage of restaurant sales for the quarter ended June 30, 1996 as compared to the same quarter of the prior year.

     Other Income (Expenses). The Company incurred interest costs of $271,878 during the quarter ended June 30, 1996 of which $17,805 was capitalized as construction cost in accordance with the provisions of Financial Accounting Standards Board Statement No. 34. Such interest cost was further offset by $6,309 in interest income. During the same quarter of the prior year, the Company incurred interest costs of $274,600 of which, $42,731 was capitalized as construction cost. Such interest cost was further offset by $12,501 in interest income.

    SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JULY 2, 1995

     Restaurant Sales. Restaurant sales for the six months ended June 30, 1996 increased 8% to $30.7 million from $28.6 million for the comparable six months of 1995. This increase was attributable to three new restaurants which were open for the full six months of 1996 but were not open during the comparable period of 1995, to two new restaurants which were open for the full six months of 1996 but were open for only part of the six-month period of 1995, and to four new restaurants opened during the six month period of 1996, and to a sales
increase in restaurants open for the full six months for both years.   These
increases were slightly offset by a sales decrease from two stores open for the full six months in 1995 but were closed for the full six months of 1996. Same restaurant sales increased 1% for the six months ended June 30, 1996 and management expects the same restaurant sales to remain positive for the remainder of 1996.

     Franchise Revenues. Franchise revenues for the six months ended June 30, 1996 increased $114,000 to $292,000 for the six months ended June 30, 1996 from $178,000 for the six months ended July 2, 1995. Franchise revenues generally consists of initial franchise fees which are recognized when a restaurant opens, continuing royalties and fees from operating franchised restaurants, and forfeiture of exclusivity fees when area development agreements are terminated. A significant portion of franchise revenue for the six months ended June 30, 1996 consisted of exclusivity fees which were forfeited by a franchisee who defaulted on an area development agreement. During the six months ended June 30, 1996, one franchised restaurant was closed, three franchised restaurant were opened in Puerto Rico, and one area development agreement was terminated. One additional franchised restaurant in Puerto Rico was opened after June 30, 1996 through the date of this filing and the Company anticipates the opening of approximately three additional franchised restaurants in Puerto Rico during the remainder of Fiscal 1996.

     Cost of Sales. Cost of sales which consists of food, beverage and paper and supply costs, increased 140 basis points to 37.0% for the six months ended June 30, 1996 from 35.6% for the comparable six months of the prior year. This change was primarily due to an increase in food cost of approximately 130 basis points to 31.4% from 30.1% for the same period of the prior year. Management attributes the increase in food costs to higher market prices for chicken, to lower volume restaurants in the expansion markets which experience greater waste and to lower margins resulting from the value pricing strategy implemented in the first quarter of 1996. The market price for chicken was 12% higher for the six months ended June 30, 1996 compared to the same quarter of the prior year. This change in food costs was further increased by a 10 basis points increase in paper costs as a percentage of restaurant sales.

     Restaurant Payroll. Restaurant payroll expense, which consists of restaurant management and hourly employee wages, payroll taxes, workers' compensation insurance and group health insurance, increased 120 basis points to 25.1% for the six months ended June 30, 1996 from 23.9% for the same period of the prior year. This increase was primarily due to increased hourly payroll resulting from four new store openings for the six months ended June 30, 1996 compared to two new store openings during the comparable period in 1995, and to lower average sales volumes in the expansion market restaurants. The Company expects its restaurant payroll expense as a percentage of restaurant sales to be higher during periods in which a significant number of new restaurants are opened.

     Other Restaurant Operating Expenses. Other restaurant operating expenses consist of all restaurant operating costs other than payroll expenses and include occupancy costs, utilities and advertising expenses. These expenses increased 390 basis points to 20.0% for the six months ended June 30, 1996, from 16.1% for the same period of the prior year. The largest component of this change was advertising expense which increased as a percentage of restaurant sales to 5.5% from 3.7% during the same period of the prior year. Other restaurant operating expenses also reflect $150,000 incurred in the conversion of the five Pollo Tropical restaurants to the TropiGrill concept in the Tampa and Orlando markets during the quarter ended June 30, 1996. These conversion costs include the painting costs associated with a new color scheme, new uniforms and the disposal of existing signage. Also, during the quarter the Company replaced menu boards in all of the restaurants to simplify and clarify the ordering process. The Company incurred $60,000 of expense for the write-off of the old menu boards. The increase in operating expenses was also a result of an increase in rent expense of 60 basis points to 2.9% from 2.3% for the same period of the prior year. This increase in occupancy cost was due to a larger portion of Company-owned restaurants being leased for the six months ended June 30, 1996 as compared to the same period of the prior year, as well as higher real and personal property taxes and lower average sales volumes in the Company's restaurants in the expansion markets.

     General and Administrative Expenses. General and administrative ("G & A") expense for the six months ended June 30, 1996 decreased 40 basis points to 8.6% from 9.0% for the same period of the prior year. The dollar amount of G
& A expense increased to $2,679,791 for the six months ended June 30, 1996 from $2,587,884 for the same period of the prior year primarily as the result of additional costs associated with the Company's franchise program. As the Company increases the number of current and planned restaurants and develops its franchise program, G & A expense will continue to grow but is expected to decline as a percentage of restaurant sales over the long term as the Company's revenue base grows.

     Depreciation and Amortization of Property and Equipment. Depreciation and amortization of property and equipment increased by 10 basis points for the six months ended June 30, 1996 as compared to the same period of the prior year.

     Amortization of Deferred Restaurant Pre-Opening Costs.   Amortization of
deferred restaurant pre-opening costs decreased by 170 basis points to .9% from 2.6% as a percentage of restaurant sales for the six months ended June 30, 1996 as compared to the same period of the prior year. During the six months ended June 30, 1996, nine restaurants were incurring amortization of deferred restaurant pre-opening costs compared to 20 restaurants for the six months ended July 2, 1995. This decrease was the result of fewer new restaurants being opened during the latest 12 months as compared to the 12 month period ended July 2, 1995. The Company anticipates that amortization of deferred restaurant pre-opening costs as a percentage of restaurant sales will decline during the remainder of Fiscal 1996 as compared to Fiscal 1995 due to the factors described above.

     Other Amortization. Other amortization consists of amortization of intangibles such as trademarks, prepaid loan costs, organization costs and leasehold acquisition costs. Other amortization remained level at 0.2% as a percentage of restaurant sales for the six months ended June 30, 1996 as compared to the same quarter of the prior year.

     Other Income (Expenses). The Company incurred interest costs of $542,032 during the six months ended June 30, 1996 of which $37,661 was capitalized as construction cost. Such interest cost was further offset by $9,615 in interest income. During the same six month period of the prior year the Company incurred interest costs of $540,580 of which $88,653 was capitalized as construction cost, and was offset by interest income of $19,570. Other expense for the six months ended July 2, 1995 included the write-off of approximately $166,000 of deferred costs associated with the Company's efforts in obtaining certain private financing.

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

     During the six months ended June 30, 1996, the Company generated an aggregate of $3,005,487 of cash flow from operations. During such period, the Company opened four new restaurants. Capital expenditures for these restaurants totaled $2.7 million during the six months.

     The Company's principal capital requirement will continue to be funding the development of new restaurants. Due to the accelerated openings of four restaurants during the first half of 1996 compared to the two restaurants open during the first half of 1995, the Company does not anticipate further openings until the first half of 1997. The estimated cost of capital needed to develop the two restaurants anticipated to be open by June 30, 1997, is approximately $1.8 million to $2.0 million. This estimate is based upon an anticipated average per restaurant investment, which includes furniture, fixtures, equipment, improvements and pre-opening expenses and is exclusive of the cost of acquiring or leasing real estate. The Company may either purchase or lease real estate for these planned restaurants.

     The Company has a $25 million line of credit facility from a commercial bank, which provides for advances of up to $20,000,000 until June 30, 1996, and thereafter, up to $25,000,000; however, the lender has no obligation to make further advances after July 13, 1998. Borrowing capacity under the Loan can also be used to secure letters of credit, $700,000 of which were outstanding as of June 30, 1996 and $0 was outstanding as of the date of this filing. As of June 30, 1996, there was an additional borrowing capacity under the credit line of $7,100,000, and as of August 8, 1996 the available borrowing capacity under the line was $12,900,000.

     The Company anticipates that the funds under its existing credit facility combined with cash flow from operations will be sufficient to fund its new restaurant openings throughout the first half of 1997.

PART II  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on May 31, 1996. At such meeting the shareholders (i) elected two members to the Company's Board of Directors (Messers. Larry J. Harris and Nicholas Castaldo) (5,879,762 shares voted for, no shares voted against and 37,513 shares abstained), (ii) approved and adopted the Company's 1995 Restricted Stock Award Plan (5,341,469 shares voted for, 419,962 shares voted against and 8,625 shares abstained), (iii) approved and adopted the Company's 1995 Directors' Stock Option Plan (5,318,377 shares voted for, 560,773 shares voted against and 11,625 shares abstained), and (iv) ratified the reappointment of Arthur Andersen LLP as the Company's independent public accountants (5,885,486 shares voted for, 25,171 shares voted against and 6,618 shares abstained).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit
             No.                      Description
             -------                  -----------------------------------
             27.1                     Article 5 of Regulation S-X
                                      Financial Data Schedule for
                                      2nd Quarter 10-Q (for SEC use only)

        (b) During the quarter ended June 30, 1996, the Company did not file any reports on Form 8-K.


All other items under Part II are not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        POLLO TROPICAL, INC.


                                        /s/  Larry J. Harris
                                        --------------------------
                                        LARRY J. HARRIS
                                        Chief Executive Officer


                                        /s/ William Carl Drew
                                        --------------------------
                                        WILLIAM CARL DREW
                                        Chief Financial Officer


DATE:      August 14, 1996