Form 10-Q
period 1996-09-29
POLLO TROPICAL INC
filed 1996-11-13
CIK 911601

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

     (MARK ONE)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 29, 1996

                                     or

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from         to
                                        -------    ---------

         Commission file number:            0-22422


                            POLLO TROPICAL, INC.
           (Exact name of registrant as specified in its charter)

                 FLORIDA                                     65-0100964
         (State or other jurisdiction of         (IRS Employer Identification
         incorporation or organization)                      Number)

         7300 N. KENDALL DRIVE, 8TH FLOOR, MIAMI, FLORIDA    33156
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1996: 8,124,799 shares of common stock, par value $.01.


                                   1 Of 15

                    POLLO TROPICAL, INC. AND SUBSIDIARIES
                             INDEX TO FORM 10-Q
                      QUARTER ENDED SEPTEMBER 29, 1996

                                                                                                         Page

Part I - Financial Information

Condensed Consolidated Balance Sheets
  December 31, 1995 and September 29, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

Condensed Consolidated Statements of Income
  Three Months and Nine Months Ended October 1, 1995 and September 29, 1996. . . . . . . . . . . .          4

Condensed Consolidated Statements of Cash Flows
   Nine Months Ended October 1, 1995 and September 29, 1996   . . . . . . . . . . . . . . . . . . .         5

Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .         6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15


                    POLLO TROPICAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         December 31,         September 29,
                                                                             1995                  1996
                                                                         ------------         -------------
                                                                                               (Unaudited)
                                                ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . .        $     691,324         $      16,916
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . .              331,969               339,977
    Prepaid expenses    . . . . . . . . . . . . . . . . . . . . .              470,605               679,137
    Prepaid income taxes    . . . . . . . . . . . . . . . . . . .              152,680               130,169
    Other current assets    . . . . . . . . . . . . . . . . . . .              245,656               221,654
                                                                         -------------         -------------
     Total current assets   . . . . . . . . . . . . . . . . . . .            1,892,234             1,387,853
  PROPERTY AND EQUIPMENT,  net  . . . . . . . . . . . . . . . . .           41,731,694            42,275,973
  DEFERRED RESTAURANT PRE-OPENING COSTS, net  . . . . . . . . . .              406,442               210,094
  INTANGIBLE ASSETS, net  . . . . . . . . . . . . . . . . . . . .              369,899               385,731
  LEASEHOLD ACQUISITION COSTS, net  . . . . . . . . . . . . . . .            1,519,262             1,447,856
  DEPOSITS AND DEFERRED COSTS ON FUTURE
     RESTAURANT LOCATIONS   . . . . . . . . . . . . . . . . . . .              127,340                93,969
  OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .              777,711               631,657
                                                                         -------------         -------------
                                                                         $  46,824,582         $  46,433,133
                                                                         =============         =============
                            LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . .        $   3,526,265         $   2,966,316
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . .            1,295,899             1,893,642
   Current maturities of long-term debt   . . . . . . . . . . . .               77,352                82,119
   Accrued restaurant closure expenses  . . . . . . . . . . . . .            1,399,516                    --
                                                                         -------------         -------------
     Total current liabilities  . . . . . . . . . . . . . . . . .            6,299,032             4,942,077
                                                                         -------------         -------------
  LONG-TERM DEBT, net of current maturities   . . . . . . . . . .           11,971,648            11,311,526
                                                                         -------------         -------------
  DEFERRED RENT . . . . . . . . . . . . . . . . . . . . . . . . .            1,192,909             1,212,224
                                                                         -------------         -------------
  DEFERRED FRANCHISE FEE INCOME   . . . . . . . . . . . . . . . .              597,500               405,000
                                                                         -------------         -------------
  DEFERRED INCOME TAXES   . . . . . . . . . . . . . . . . . . . .              804,238             1,118,864
                                                                         -------------         -------------
  SHAREHOLDERS' EQUITY:
   Preferred stock  . . . . . . . . . . . . . . . . . . . . . . .                   --                    --
   Common stock   . . . . . . . . . . . . . . . . . . . . . . . .               80,479                81,498
   Additional paid-in capital   . . . . . . . . . . . . . . . . .           21,545,990            21,706,232
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . .            4,332,786             5,655,712
                                                                         -------------         -------------
    Total shareholders' equity  . . . . . . . . . . . . . . . . .           25,959,255            27,443,442
                                                                         -------------         -------------
                                                                         $  46,824,582         $  46,433,133
                                                                         =============         =============

    See accompanying notes to condensed consolidated financial statements.

                    POLLO TROPICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                      For the Three Months Ended            For the Nine Months Ended
                                                   --------------------------------      ---------------------------------
                                                     October 1,       September 29,       October 1,          September 29,
                                                        1995              1996               1995                  1996
                                                   ------------       -------------      ------------         ------------
  REVENUES:
     Restaurant sales . . . . . . . . . . . .      $ 13,684,324       $ 17,238,169       $ 42,273,738         $ 47,982,414
     Franchise revenues . . . . . . . . . . .           282,321            106,928            459,898              398,915
                                                   ------------       ------------       ------------         ------------
                                                     13,966,645         17,345,097         42,733,636           48,381,329
                                                   ------------       ------------       ------------         ------------
  OPERATING EXPENSES:
    Cost of sales . . . . . . . . . . . . . .         5,014,311          6,832,333         15,186,591           18,206,743
    Restaurant payroll  . . . . . . . . . . .         3,527,591          4,264,993         10,351,109           11,987,119
    Other restaurant operating expenses . . .         2,463,250          3,193,958          7,053,595            9,330,140
    General and administrative  . . . . . . .         1,283,839          1,324,103          3,871,723            4,003,894
    Depreciation and amortization of property
       and equipment  . . . . . . . . . . . .           504,371            584,579          1,474,466            1,668,988
    Amortization of deferred restaurant
       pre-opening costs  . . . . . . . . . .           265,684            160,861          1,005,909              421,375
    Other amortization  . . . . . . . . . . .            30,053             28,566             85,237               85,096
    Restaurant closure expense, net . . . . .         1,565,108           (174,047)         1,565,108             (174,047)
                                                   ------------       ------------       ------------         ------------
                                                     14,654,207         16,215,346         40,593,738           45,529,308
                                                   ------------       ------------       ------------         ------------
  INCOME (LOSS) FROM OPERATIONS . . . . . . .          (687,562)         1,129,751          2,139,898            2,852,021
                                                   ------------       ------------       ------------         ------------
  OTHER INCOME (EXPENSES):
    Interest, net . . . . . . . . . . . . . .          (192,047)          (254,951)          (624,405)            (749,707)
    Other, net  . . . . . . . . . . . . . . .            10,860              8,442           (139,818)              31,093
                                                   ------------       ------------       ------------         ------------
                                                       (181,187)          (246,509)          (764,223)            (718,614)
                                                   ------------       ------------       ------------         ------------
  INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY CHARGE  . . . . . . . . . . .          (868,749)           883,242          1,375,675            2,133,407

  PROVISION FOR (BENEFIT FROM) INCOME TAXES .          (326,650)           335,543            517,254              810,481
                                                   ------------       ------------       ------------         ------------

  INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE .          (542,099)           547,699            858,421            1,322,926

  EXTRAORDINARY CHARGE FOR EARLY
  EXTINGUISHMENT OF DEBT, NET OF INCOME TAX
  BENEFIT OF $37,942  . . . . . . . . . . .              62,967                 --             62,967                   --
                                                   ------------       ------------       ------------         ------------
  NET INCOME (LOSS) . . . . . . . . . . . . .      $   (605,066)      $    547,699       $    795,454         $  1,322,926
                                                   ============       ============       ============         ============
  INCOME (LOSS) PER SHARE BEFORE
  EXTRAORDINARY CHARGE  . . . . . . . . . . .      $       (.07)      $        .07       $        .11         $        .16

  EXTRAORDINARY CHARGE  . . . . . . . . . . .              (.01)                --               (.01)                  --
                                                   ------------       ------------       ------------         ------------
  NET INCOME (LOSS) PER SHARE . . . . . . . .      $       (.08)      $        .07       $        .10         $        .16
                                                   ============       ============       ============         ============
  WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING  . . . . . . . . . . .         8,007,952          8,165,144          8,076,367            8,153,118
                                                   ============       ============       ============         ============

    See accompanying notes to condensed consolidated financial statements.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                             For the Nine Months Ended
                                                                      --------------------------------------
                                                                          October 1,           September 29,
                                                                            1995                    1996
                                                                      ----------------        --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .   $        795,454        $    1,322,926
                                                                      ----------------        --------------
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . .          2,565,612             2,175,459
      Loss on disposal of property and equipment  . . . . . . . . .              4,295               167,019
      Restaurant closure expenses, net  . . . . . . . . . . . . . .          1,565,108              (174,047)
      Deferred rent   . . . . . . . . . . . . . . . . . . . . . . .            202,544               147,386
      Amortization of deferred compensation . . . . . . . . . . . .                 --                 5,787
      Deferred income taxes   . . . . . . . . . . . . . . . . . . .           (273,742)              314,626
      Extraordinary charge net of taxes . . . . . . . . . . . . . .             62,967                    --
      Changes in operating assets and liabilities:
        (Increase) decrease in-
          Inventories   . . . . . . . . . . . . . . . . . . . . . .             29,092                (8,008)
          Prepaid expenses  . . . . . . . . . . . . . . . . . . . .             94,753              (208,532)
          Prepaid income taxes  . . . . . . . . . . . . . . . . . .                 --               145,550
          Other current assets  . . . . . . . . . . . . . . . . . .           (244,716)               24,002
          Deferred restaurant pre-opening costs . . . . . . . . . .           (465,187)             (225,027)
          Other assets  . . . . . . . . . . . . . . . . . . . . . .              5,908               186,054
        Increase (decrease) in-
          Accounts payable and accrued liabilities  . . . . . . . .          1,416,970                37,794
          Deferred franchise fee income . . . . . . . . . . . . . .           (113,971)             (192,500)
          Accrued income taxes  . . . . . . . . . . . . . . . . . .            135,996                    --
          Accrued restaurant closure expenses . . . . . . . . . . .                 --               (98,810)
                                                                      ----------------        --------------
          Total adjustments   . . . . . . . . . . . . . . . . . . .          4,985,629             2,296,753
                                                                      ----------------        --------------
          Net cash provided by operating activities   . . . . . . .          5,781,083             3,619,679
                                                                      ----------------        --------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment. . . . . . . . . .          2,575,737                    --
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . .         (4,858,682)           (3,675,016)
    Payment for intangible assets   . . . . . . . . . . . . . . . .           (216,005)              (27,473)
    Payment for leasehold acquisition costs . . . . . . . . . . . .           (261,828)               (2,049)
    (Increase) decrease in deposits and deferred costs on future
      restaurant locations  . . . . . . . . . . . . . . . . . . . .           (288,416)               33,371
                                                                      ----------------        --------------
        Net cash used in investing activities   . . . . . . . . . .         (3,049,194)           (3,671,167)
                                                                      ----------------        --------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt  . . . . . . . . . . .         16,356,647           191,369,000
    Principal payments on long-term debt  . . . . . . . . . . . . .        (19,094,842)         (192,024,355)
    Proceeds from issuance of common stock  . . . . . . . . . . . .             18,259                32,435
                                                                      ----------------        --------------
        Net cash used in financing activities   . . . . . . . . . .         (2,719,936)             (622,920)
                                                                      ----------------        --------------
        Net increase in cash and cash equivalents   . . . . . . . .             11,953              (674,408)
    Cash and cash equivalents, beginning of period  . . . . . . . .            688,964               691,324
                                                                      ----------------        --------------
    Cash and cash equivalents, end of period  . . . . . . . . . . .   $        700,917        $       16,916
                                                                      ================        ==============

  SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
    Cash paid during the period for-
      Interest, net . . . . . . . . . . . . . . . . . . . . . . . .   $        649,084        $      762,603
                                                                      ================        ==============
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . .   $        655,000        $      298,285
                                                                      ================        ==============
  Tax benefit from stock options recorded to additional
    paid-in capital . . . . . . . . . . . . . . . . . . . . . . .     $        181,842        $      123,039
                                                                      ================        ==============

    See accompanying notes to condensed consolidated financial statements.

                    POLLO TROPICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 29, 1996
                                 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the periods indicated. Results of operations for the quarter and nine months ended September 29, 1996 are not necessarily indicative of the results to be expected for the year ending December 29, 1996, especially considering the anticipated fourth quarter charge for the closing of stores discussed further in this filing.

(2)      ACCOUNTING POLICIES

During interim periods the Company follows the accounting policies set forth in its consolidated financial statements included in its Annual Report on Form 10-K (File No. 0-22422). Reference should be made to such financial statements for information on such accounting policies and further financial details.

              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "Forward Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1955. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Pollo Tropical, Inc. stores to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating initiatives; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability, locations, and terms of sites for store development and the real estate market conditions in general; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q or in the Company's Form 10-K for its 1995 fiscal year.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company pursued an expansion strategy during Fiscal 1995 through the first quarter of 1996 opening a total of six stores in three new markets (Tampa, Chicago, and New York). The Company also closed two underperforming restaurants in St. Petersburg, Florida, incurring costs for restaurant closure expenses in the third quarter of 1995. In the second quarter ended June 30, 1996 the Company opened three restaurants in its core markets, and no restaurants were opened during the third quarter ended September 29, 1996 bringing the total Company-owned restaurants operating through the end of the quarter to 40. Since the end of the third quarter the Company changed its strategy to focus future expansion of Company-owned restaurants on sites in its core markets of South and Central Florida. As a result of this realignment of its growth plans, and unsatisfactory sales performance of the restaurants in the expansion markets (Tampa, Chicago and New York), the Company plans to close the six restaurants in the expansion markets, and anticipates recording an after-tax charge in the fourth quarter of approximately $4.0 million, or $0.50 per share, as a provision for expenses related to the closing of these six restaurants. As of the date of this filing five of the restaurants have been closed. The Company plans to continue a moderate expansion in the core Florida markets with four additional planned Company-owned restaurants in 1997.

         The Company experienced an increase of 15% in same restaurant sales for the quarter ended September 29, 1996. The Company believes that the trend of improvement in same restaurant sales is primarily due to the more effective implementation in its core markets of its marketing strategies including everyday value pricing on selected menu items, separate advertising campaigns aimed toward its dual-target audiences, a successful new product launch and improved customer service. The Company anticipates that same restaurant sales should continue to remain positive through the remainder of 1996. Although these marketing strategies and other initiatives were also implemented in the expansion markets, the average unit sales volumes in these markets remained significantly lower than the average unit sales volumes in the core markets during the quarter.

         The Company's restaurant level margins continue to be adversely affected by higher food costs, which during the quarter was partially offset by lower relative payroll costs. The five year high in the market price of chicken, and the higher cost associated with a new product introduction in the third quarter have contributed to the significant increase in overall food costs. The value pricing strategy implemented in the first quarter have also contributed to the Company's lower restaurant level margins.

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

         The Company pursued a franchise growth strategy on new area development agreements in both domestic and foreign markets and in December 1994, the Company's first franchised restaurant opened. In 1995, five additional franchised restaurants were opened, and then in the first half of 1996 three additional franchised restaurants were opened and one franchised restaurant closed. In the third quarter of 1996, three franchised restaurants closed, and two additional franchised restaurants opened. After September 29, 1996, one additional franchised restaurant opened in Puerto Rico and one additional domestic franchised restaurant closed bringing the total franchised restaurants to seven through the date of this filing of which six are in Puerto Rico and one is a non-traditional restaurant in the Company's core market. The Company anticipates the opening of approximately two additional franchised restaurants in the Puerto Rico market during the remainder of Fiscal 1996. The Company has also changed its franchise growth strategy by focusing primarily on new area development agreements with qualified franchisees in Latin America and the Caribbean and anticipates continued growth in franchise revenues. The Company receives exclusivity fees upon signing of area development agreements. Such fees are recognized as revenue when franchised restaurants open or when such agreements terminate. Additionally, when franchised restaurants become operational the Company receives continuing royalties based on sales. As the Company does not control the timing of franchise openings and/or terminations of agreements, the recognition of franchise revenues cannot be accurately predicted and, therefore, may fluctuate significantly on a quarter to quarter basis.


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain selected income statement data as a percentage of restaurant sales, except general and administrative expenses, which is shown as a percentage of total revenues, and certain restaurant data:

                                                             Quarter Ended                       Nine Months Ended
                                                     -------------------------------       -------------------------------
                                                      October 1,        September 29,         October 1,      September 29,
                                                         1995               1996                1995              1996
                                                     -----------        -------------      -------------      -------------
  INCOME STATEMENT DATA:
  Operating expenses:
    Cost of sales   . . . . . . . . . . . . . .          36.6%               39.6%              35.9%              37.9%
    Restaurant payroll  . . . . . . . . . . . .          25.8                24.7               24.5               25.0
    Other restaurant operating expenses   . . .          18.0                18.5               16.7               19.4
    General and administrative expenses   . . .           9.2                 7.6                9.1                8.3
    Depreciation and amortization of
       property and equipment   . . . . . . . .           3.7                 3.4                3.5                3.5
    Amortization of deferred restaurant
       pre-opening costs  . . . . . . . . . . .           1.9                  .9                2.4                 .9
    Other amortization  . . . . . . . . . . . .            .2                  .2                 .2                 .2
    Restaurant closure expense, net . . . . . .          11.4                (1.0)               3.7                (.4)
  Income (loss) from operations . . . . . . . .          (5.0)                6.6                5.1                5.9
  Other expenses  . . . . . . . . . . . . . . .           1.3                 1.4                1.8                1.5
  Net income (loss) . . . . . . . . . . . . . .          (4.4)%               3.2%               1.9%               2.8%

  RESTAURANT DATA:
  Aggregate restaurant sales increase from
    prior period  . . . . . . . . . . . . . . .            23%                 26%                49%                14%
  Number of restaurants open at end of
    period  . . . . . . . . . . . . . . . . . .            35                  40                 35                 40


  QUARTER ENDED SEPTEMBER 29, 1996  COMPARED TO QUARTER ENDED OCTOBER 1,1995

         Restaurant Sales. Restaurant sales for the quarter ended September 29, 1996 increased $3.5 million (26%) to $17.2 million from $13.7 million for the comparable quarter of 1995. This increase was due to an increased number of restaurants being open during the quarter ended September 29, 1996 as compared to the same quarter of the prior year and to a sales increase in restaurants open for the entire quarter for both years. During the quarter 40 restaurants operated for the full quarter compared to 35 operated for full quarter in the prior year. Of the 35 restaurants that were opened for the full quarter in 1995, two have since been closed. Same restaurant sales for the quarter ended September 29, 1996 increased $2.0 million (15.0%) to $15.0 million from $13.0 million for the comparable quarter of 1995. This increase is due to the continued growth from the new advertising campaigns, the value pricing strategy, improved customer service and the substantial success of the introduction of the new pork product line.

         Franchise Revenues. Franchise revenues generally consists of initial franchise fees which are recognized when a restaurant opens, continuing royalties and fees from operating franchised restaurants, and forfeiture of exclusivity fees when area development agreements are terminated. Franchise revenues for the quarter ended September 29, 1996, decreased to $175,000 from $282,000. No franchise revenue was recognized from the realization of exclusivity fees for the quarter ended September 29, 1996 compared to $197,000 of exclusivity fees recognized for the quarter ended October 1, 1995 which were forfeited by a franchisee who defaulted on an area development agreement. Franchise royalties for the quarter ended September 29, 1996 increased $22,000 to $107,000 from $85,000 for the comparable quarter of 1995.

         During the quarter ended September 29, 1996, three franchised restaurants were closed, one franchise restaurant was opened in Puerto Rico, and one domestic franchise restaurant opened in a non-traditional site in South Florida. Between September 29, 1996 and the date of this filing, one additional franchise restaurant opened in Puerto Rico and one additional franchise restaurant closed which brings the total franchise restaurants in operation to seven.

         Cost of Sales. Cost of sales which consists of food, beverage, and paper and supply costs, increased 300 basis points to 39.6% for the quarter ended September 29, 1996 from 36.6% for the comparable quarter of the prior year. This increase was due to higher relative food cost resulting from several factors including the continued higher market prices for chicken, the value pricing strategy implemented in the first quarter, the successful launch of the new pork product line in the core market at introductory pricing, and the lower volume restaurants in the expansion markets which experienced greater waste. The market price for chicken was 13% higher in the third quarter of 1996 as compared to the same quarter of the prior year. Management expects continued higher prices for chicken, however, in an effort to relieve the lower margins experienced for the last several quarters, the Company has implemented several cost savings programs as well as selective price increases on several menu items while maintaining its value pricing strategy on its core items.

         Restaurant Payroll. Restaurant payroll expense, which consists of restaurant management and hourly employee wages, payroll taxes, workers' compensation insurance and group health insurance, decreased 110 basis points to 24.7% for the quarter ended September 29, 1996 from 25.8% for the same period of the prior year. This decrease was due to higher sales volumes as well as increased controls placed on labor scheduling at the unit level.

         Other Restaurant Operating Expenses. Other restaurant operating expenses consist of all restaurant operating costs other than payroll expenses and include occupancy costs, utilities and advertising expenses. These expenses increased 50 basis points to 18.5% for the quarter ended September 29, 1996 from 18.0% for the same period of the prior year. The largest component of this change was repairs and maintenance expenses, which increased from $245,000 to $379,000 and increased as a percentage of restaurant sales to 2.2% from 1.8% during the same period of the prior year. This increase was primarily a result of remodeling certain company-owned restaurants.

         General and Administrative Expenses. General and administrative ("G & A") expenses for the quarter ended September 29, 1996 decreased 160 basis points to 7.6% from 9.2% for the same period of the prior year. This decrease is primarily due to the fixed cost nature of the general and administrative expenses relative to the higher sales volumes experienced during the quarter. Management expects that the general and administrative cost should remain lower as a percentage of sales when compared to the same period of the prior year throughout the remainder of 1996.

         Depreciation and Amortization of Property and Equipment. Depreciation and amortization of property and equipment decreased 30 basis points to 3.4% for the quarter ended September 29, 1996 from 3.7% for the same period of the prior year. This was a result of the fixed cost nature of depreciation and amortization of property and equipment relative to the higher sales volumes experienced during the quarter.

         Amortization of Deferred Restaurant Pre-Opening Costs. Amortization of deferred pre-opening costs decreased 100 basis points to .9% for the quarter ended September 29, 1996 as compared to the same period of the prior year from 1.9% as a percentage of restaurant sales. During the quarter ended September 29, 1996, seven restaurants were incurring amortization of deferred pre-opening restaurant costs compared to 16 restaurants for the quarter ended October 1, 1995. This decrease was the result of fewer new restaurants being opened during the latest 12 months as compared to the 12 month period ended October 1, 1995. The Company anticipates restaurant pre-opening costs as a percentage of restaurant sales will decline during the remainder of Fiscal 1996 as compared to modest growth in Fiscal 1995.

         Other Amortization. Other amortization consists of amortization of intangibles such as trademarks, prepaid loan costs, organization costs and leasehold acquisition costs. Other amortization remained level at .2% as a percentage of restaurant sales for the quarter ended September 29, 1996 as compared to the same quarter of the prior year.

         Restaurant Closure Expense. During the quarter ended October 1, 1995, the Company accrued estimated expenses in the amount of $1,565,108 associated with the closing of two restaurants which occurred on October 22, 1995. The estimated expenses consisted of $1,243,626 in net losses on disposal of fixed assets and $321,482 in estimated liabilities associated with termination of leases. During the quarter ended September 29, 1996 the Company finalized the disposition of the leases of the restaurants closed during the same quarter of the prior year resulting in a gain of $174,047. Prior to the date of this filing and in conjunction with a change in the strategic focus, the Company developed a plan to close the six stores in the expansion markets of Tampa, Chicago, and New York. The Company anticipates an after-tax fourth quarter charge of approximately $4.0 million, or $0.50 per share, as a result of these closures.

         Other Income (Expenses). The Company incurred interest costs of $258,232 during the quarter ended September 29, 1996 which was offset by $3,281 in interest income. During the same quarter of the prior year, the Company incurred interest costs of $244,370 of which $47,213 was capitalized as construction cost. Such interest costs was further offset by $5,110 in interest income.

      NINE MONTHS ENDED SEPTEMBER 29, 1996 COMPARED TO NINE MONTHS ENDED
                               OCTOBER 1, 1995

         Restaurant Sales.   Restaurant sales for the nine months ended
September 29, 1996 increased $5.7 million (14%) to $48.0 million from $42.3 million for the comparable quarter of 1995. This increase was due to an increased number of restaurants being open during the nine months ended September 29, 1996 as compared to the same period of the prior year and to a sales increase in restaurants open for the entire nine months for both years. During the nine months, 36 restaurants operated for the full nine months and 33 operated for the full nine months in the prior year. Of the 33 restaurants that were opened for the full nine months in 1995, two have since been closed. Same restaurant sales for the nine months ended September 29, 1996 increased $1.7 million (6.0%) to $30.3 million from $28.6 million for the comparable quarter of 1995. This increase is due to the continued growth from the new advertising campaigns, the value pricing strategy, improved customer service and the substantial success of the introduction of the new pork product line in the third quarter.


         Franchise Revenues. Franchise revenues for the nine months ended September 29, 1996 decreased $61,000 to $399,000 from $460,000 for the nine
months ended October 1, 1995.   Franchise revenues generally consists of
initial franchise fees which are recognized when a restaurant opens, continuing royalties and fees from operating franchised restaurants, and forfeiture of exclusivity fees when area development agreements are terminated. A significant portion of franchise revenue for the nine months ended September 29, 1996, as well as for the nine months ended October 1, 1995 consisted of exclusivity fees which were forfeited by franchisees who defaulted on area development agreements. During the nine months ended September 29, 1996 the Company recognized $112,500 of exclusivity fees which were forfeited by a franchisee that defaulted on an area development agreement as compared $197,000 for the same period of the prior year. Franchise royalties for the nine months ended September 29, 1996 increased $23,000 to $286,000 from $263,000 for the comparable nine months of 1995.

         During the nine months ended September 29, 1996, four domestic franchised restaurants were closed, four franchised restaurants were opened in Puerto Rico, one domestic franchise restaurant opened in a non-traditional site and three area development agreements were terminated. One additional franchise restaurant in Puerto Rico was opened and one domestic franchise restaurant was closed through the date of this filing bringing the total franchise restaurants in operation to seven. The Company anticipates the opening of approximately two additional franchised restaurants in Puerto Rico during the remainder of Fiscal 1996.

         Cost of Sales. Cost of sales which consists of food, beverage, and paper and supply costs, increased 200 basis points to 37.9% for the nine months ended September 29, 1996 from 35.9% for the comparable nine months of the prior year. This increase was due to higher relative food cost resulting from several factors including the continued higher market prices for chicken, the value pricing strategy implemented in the first quarter, the successful launch of the new pork product line in the core market at introductory pricing, and the lower volume restaurants in the expansion markets which experienced greater waste. The market price for chicken was 12% higher during the nine months of 1996 as compared to the same period of the prior year. Management expects continued higher prices for chicken, however, in an effort to relieve the lower margins experienced for the last several quarters, the Company has implemented several cost savings programs as well as selective price increases on several menu items while maintaining its value pricing strategy on its core items.

         Restaurant Payroll.   Restaurant payroll expense, which consists of
restaurant management and hourly employee wages, payroll taxes, workers' compensation insurance and group health insurance, increased 50 basis points to 25.0% for the nine months ended September 29, 1996 from 24.5% for the same period of the prior year. This increase was due primarily to workers' compensation insurance being higher for the nine months ended September 29, 1996 as compared to the same period of the prior year which benefited from favorable claim experience.

         Other Restaurant Operating Expenses. Other restaurant operating expenses consist of all restaurant operating costs other than payroll expenses and include occupancy costs, utilities and advertising expenses. These expenses increased 270 basis points to 19.4% for the nine months ended September 29, 1996, from 16.7% for the same period of the prior year. The largest component of this change was advertising expense which increased as a percentage of restaurant sales to 5.0% from 3.8% during the same period of the prior year. Other restaurant operating expenses also reflect $150,000 incurred in the conversion of the five Pollo Tropical restaurants to the TropiGrill concept during the second quarter of 1996. Also, during the second quarter, the Company replaced menu boards in all of the restaurants to simplify and clarify the ordering process. The Company incurred $60,000 of expense for the write-off of the old menu boards. The increase in operating expenses was also a result of an increase in occupancy costs of 20 basis points to 4.7% from 4.5% for the same period of the prior year. This increase in occupancy cost was due to a larger portion of Company-owned restaurants being leased for the nine months ended September 29, 1996 as compared to the same period of the prior year. The increase in other restaurant operating expenses was also a result of an increase in repairs and maintenance of 20 basis points from the remodeling of certain company-owned restaurants.

         General and Administrative Expenses.  General and administrative
("G & A") expenses for the nine months ended September 29, 1996 decreased 80 basis points to 8.3% from 9.1% for the same period of the prior year. This decrease is primarily due to the fixed cost nature of the general and administrative expenses relative to the higher sales volumes experienced during the nine months. Management expects the general and administrative cost to remain lower as a percentage of sales when compared to the same period of the prior year throughout the remainder of 1996.

         Depreciation and Amortization of Property and Equipment. Depreciation and amortization of property and equipment remained level at 3.5% as a percentage of restaurant sales for the nine months ended September 29, 1996 as compared to the same nine months of the prior year.

         Amortization of Deferred Restaurant Pre-Opening Costs. Amortization of deferred pre-opening costs decreased 150 basis points to .9% for the nine months ended September 29, 1996 as compared to the same period of the prior year from 2.4% as a percentage of restaurant sales. This decrease was the result of fewer new restaurants being opened during the latest 12 months as compared to the 12 month period ended October 1, 1995. The company anticipates restaurant pre-opening costs as a percentage of restaurant sales will decline during the remainder of Fiscal 1996 as compared to modest growth in Fiscal 1995.

         Other Amortization. Other amortization consists of amortization of intangibles such as trademarks, prepaid loan costs, organization costs and leasehold acquisition costs. Other amortization remained level at .2% as a percentage of restaurant sales for the nine months ended September 29, 1996 as compared to the same nine months of the prior year.

         Restaurant Closure Expense. During the quarter ended October 1, 1995, the Company accrued estimated expenses in the amount of $1,565,108 associated with the closing of two restaurants which occurred on October 22, 1995. The estimated expenses consisted of $1,243,626 in net losses on disposal of fixed assets and $321,482 in estimated liabilities associated with termination of leases. During the quarter ended September 29, 1996 the Company finalized the disposition of the leases of the restaurants closed during the same quarter of the prior year resulting in a gain of $174,047. Prior to the date of this filing and in conjunction with a change in the strategic focus, the Company developed a plan to close the six stores in the expansion markets of Tampa, Chicago, and New York. The Company anticipates an after-tax fourth quarter charge of approximately $4.0 million, or $0.50 per share, as a result of these closures.

         Other Income (Expenses). The Company incurred interest costs of $800,264 during the nine months ended September 29, 1996 of which $37,661 was capitalized as construction cost. Such interest cost was further offset by $12,896 in interest income. During the same nine month period of the prior year the Company incurred interest costs of $784,950 of which $135,866 was capitalized as construction cost, and was offset by interest income of $24,680. Other expense for the nine months ended October 1, 1995 included the write-off of approximately $166,000 of deferred costs associated with the Company's efforts in obtaining certain private financing.

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

         During the nine months ended September 29, 1996, the Company generated an aggregate of $3,619,679 of cash flow from operations. The Company's principal capital requirement will continue to be funding the development of new restaurants. The Company does not anticipate further openings until the first half of 1997. The Company may either purchase or lease real estate for these planned restaurants. The Company may also need capital in 1997 to finalize its lease and other obligations for the six stores to be closed. Such amounts can not be determined at the time of this filing.

         The Company has a line of credit facility from a commercial bank which provides for advances of up to $25,000,000; however, the lender has no obligation to make further advances after July 13, 1998. The Company has reduced its amount of cash held in order to reduce interest expense on the outstanding portion of the credit facility. As of September 29, 1996, there was an additional borrowing capacity under the credit line of $13,849,000, and as of November 4, 1996 the available borrowing capacity under the line was $14,200,000.

         The Company anticipates that the funds under its existing credit facility combined with cash flow from operations will be sufficient to fund its new restaurant openings and the settlement of obligations for the closing of restaurants throughout 1997.

PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                Exhibit
                No.                  Description
                27.1                 Article 5 of  Regulation S-X
                                     Financial Data Schedule for
                                     3rd Quarter 10-Q (for SEC use only)

         (b) During the quarter ended September 29, 1996, the Company did not file any reports on Form 8-K.


All other items under Part II are not applicable.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                POLLO TROPICAL, INC.



                                                \s\  Larry J. Harris
                                                --------------------
                                                LARRY J. HARRIS
                                                Chief Executive Officer



                                                \s\ William Carl Drew
                                                ---------------------
                                                WILLIAM CARL DREW
                                                Chief Financial Officer


DATE:      November 13, 1996