Form 10-K
period 1996-12-29
POLLO TROPICAL INC
filed 1997-03-28
CIK 911601

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
/X/                   THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
/ /                   THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM                TO                .
                                             ---------------   ----------------

                        COMMISSION FILE NO. 0-22422
                              POLLO TROPICAL, INC.
             (Exact name of registrant as specified in its charter)

                       FLORIDA                   65-0100964
              (State or other jurisdiction    (I.R.S. Employer
              incorporation or organization)  Identification No.)


           7300 NORTH KENDALL DRIVE, 8TH FLOOR, MIAMI, FLORIDA 33156
                    (Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (305) 670-7696
       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK (PAR VALUE $.01 PER SHARE)
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

     The aggregate market value of voting stock held by non-affiliates of the Company as of March 26, 1997 was approximately $27,632,475 based on the $5.00 closing sale price for the Common Stock on the NASDAQ National Market System on such date. For purposes of this computation, all executive officers and directors of the Company have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

     The number of shares of Common Stock of the Registrant outstanding as of March 26, 1997 was 8,133,799.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement relating to the Registrant's 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this report.

                                     PART I
FORWARD LOOKING STATEMENTS

     The statements contained in this Report that are not purely historical are forward-looking statement within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, experience and effects described herein and the performance or achievements of the Company to be materially different from those anticipated, expressed or implied by the forward-looking statements. In evaluating the Company's business, the following factors in addition to the other information set forth herein should be carefully considered: competition; success of the Company's operating initiatives and growth strategy; labor and ingredient costs, general economic conditions; franchisees' adherence to development schedules; advertising and promotional efforts; availability, locations and terms of sites for restaurant development and the success of the Company's international franchising strategy. In addition, the Company's strategy to penetrate and develop international markets involves a number of risks and challenges and there can be no assurance that these issues will not have a material adverse effect on the Company. The factors which will influence the Company's success in each targeted country or market in connection with this strategy include: the selection of appropriate qualified master franchisees and area developers; negotiation and execution of definitive franchising and area development agreements; the political and economic stability of each targeted market; the customs duties and trade restrictions in each targeted market; foreign currency exchange rates and foreign exchange regulations; the extent to which the Company's core products, recipes and menu will need to be modified to meet local tastes, customs or eating habits; receipt of foreign government approvals; compliance with foreign government regulations, including the regulation of the food services industry in each targeted market on a national, regional and local basis (including health, safety, food handling, labeling and zoning laws); the ability of the Company to register its trademarks in each targeted country; the uncertainty of each local market's acceptance of the Company's products, trade dress or retail format; foreign investment and approval procedures; restrictions on termination and non-renewal (where applicable); access to resources and raw materials; dependence on third party suppliers and local vendors; availability of transportation and communication channels; labor and employment laws, technology transfer regulations; language and cultural differences; access to affordable capital and suitable sites for the development of units; governmental assistance programs; tax laws and applicable treaties; repatriation and immigration laws; the costs and methods for dispute resolution in each targeted country; agency laws, and availability of appropriate media for marketing efforts.

ITEM 1. BUSINESS

GENERAL

     Pollo Tropical, Inc. (the "Company" or "Pollo Tropical") owns, operates and franchises quick-service restaurants featuring grilled fresh chicken, marinated in a proprietary blend of tropical fruit juices and spices, and authentic "made from scratch" side dishes. The menu's emphasis on freshness and quality, and its focus on chicken served hot off the grill, provide a healthy and flavorful alternative to ordinary quick-service restaurant chains. The Company's restaurants combine high quality, distinctive taste and an inviting tropical setting with the convenience and value pricing of quick-service restaurants. Pollo Tropical opened its first company-owned restaurant in 1988 in Miami, Florida, and its first international franchised restaurant in 1995 in Mayaguez, Puerto Rico. As of December 29, 1996, the Company owned and operated 35 restaurants, 34 of which are located in Florida, and franchised seven restaurants, six of which are located in Puerto Rico. In the fourth quarter of the fiscal year ended December 29, 1996 ("Fiscal 1996"), the Company changed its growth strategy exiting the underperforming markets of Chicago, New York and Tampa, closing a total of six Company-owned restaurants. Five domestic franchise restaurants located outside of South Florida were also closed during Fiscal 1996. The Company plans to open three additional company-owned restaurants in Florida, and anticipates that five additional international franchise restaurants will be in operation, by the end of the Fiscal year ending December 28, 1997 ("Fiscal 1997").

CONCEPT

     Each element of the Company's restaurant concept is designed to achieve a high level of customer satisfaction and encourage repeat business. The key elements of the Company's restaurant concept include the following:

     Focus on Grilled Chicken. The Company's restaurants feature a menu focused on grilled chicken served whole, in halves or in quarters, and grilled boneless chicken breasts, served in a variety of sandwiches, salads and platters. The Company believes that its focus on grilled chicken capitalizes on an increasing consumer preference for healthier, lower-fat foods. The focused menu also facilitates the consistent preparation of fresh, high quality foods, the execution of efficient customer service and the accurate replication of the concept in new locations.

     Distinctive Food Selection and Preparation. The Company's unique selection of food items reflects tropical and Caribbean influences and features grilled fresh chicken marinated in a proprietary blend of tropical fruit juices and spices. Chicken is grilled in view of customers on large, custom-fabricated, open-flame grills. The Company recently broadened the selection by adding "tropical" pork to the menu. Also featured is an array of distinctive and popular side dishes, including black beans and rice, yucatan fries and sweet plantains, as well as more traditional fare such as french fries, corn, as well as tossed and caesar salads. Freshly prepared tropical desserts, such as flan and tres leches, complete the flavorful menu. The Company believes that its menu capitalizes on the growing consumer preference for ethnic foods.

     Fresh, High Quality Food. The Company uses fresh whole chickens, top grade produce and freshly baked breads and desserts, which are delivered several times a week to each restaurant. The Company's proprietary chicken marinade, black beans and rice, salads and other dishes are "made from scratch" daily on-site. The Company maintains stringent quality standards for the preparation and service of all food items. The Company believes the menu's emphasis on freshness and quality, as well as its focus on grilled chicken, appeals to increasingly health-conscious customers who desire a wholesome and healthy alternative to the fare served at other quick-service restaurants.

     Value. The Company's restaurants deliver value by providing generous portions of wholesome, flavorful food at economical prices. The Company emphasizes value with menu prices typically well below the prices of comparable menu items in full service restaurants and frequently less than comparable menu items offered by other quick-service restaurants. For example, the Company offers everyday value pricing on two popular combination plates - a quarter chicken with black beans and rice, typically priced at $2.99, and "the Family Meal," a whole cut chicken with large portions of black beans and rice designed to serve three to four persons, typically priced at $8.99.

     Customer Convenience. The Company places a premium on quick-service and customer convenience. The Company's traditional restaurants, which are open for lunch and dinner seven days a week from 11:00 a.m. to 10:00 p.m. (11:00 p.m. on Friday and Saturday), offer sit-down dining, counter take-out and drive-thru service to accommodate the varied schedules of families, business people, students and other time-sensitive individuals. Prompt, accurate and courteous service is a priority in each mode of food delivery. In addition, the menu offers a variety of portion sizes to accommodate a single customer, family or large group. The Company's restaurants also offer an economical catering menu, with special prices and portions to serve 25 to 500 persons.

     Inviting Decor and Tropical Atmosphere. The Company's restaurants feature an attractive interior decor and exterior design which is easily replicable in its multi-unit system. The Company's restaurants incorporate high ceilings, large windows, tropical plants, light colored woods, decorative tiles, a visually distinctive exterior entrance tower, lush landscaping and other signature architectural features, all designed to create an airy, inviting and tropical atmosphere. While each restaurant has a similar appearance, the restaurants' design is sufficiently flexible to accommodate a variety of available sites. Restaurants are also designed to conveniently serve a high volume of customer traffic while retaining an inviting, casual atmosphere.

GROWTH STRATEGY

     Pollo Tropical opened its first restaurant in 1988 in South Florida, grew to 36 restaurants through the end of Fiscal 1995, and in Fiscal 1996 the Company built four new restaurants. The Company revised its growth strategy in Fiscal 1996 to focus its domestic growth on filling in its core markets in South and Central Florida with Company stores and utilizing franchising to expand the concept internationally targeting South and Central America and the Caribbean. The Company feels that this strategy will capitalize on the strong menu acceptance and visit frequency that Hispanic consumers have shown for the Pollo Tropical brand. After expanding the concept in Fiscal 1995 and early 1996 to several markets outside of the Company's core Florida base, average store volumes in these markets were significantly lower than historical averages. The Company attempted to reverse unfavorable sales trends in the expansion markets by relaunching the concept with a new logo, new products, increased advertising and promotional expenditures, and a new exterior look to the buildings. After extensive market testing and analysis, the Company concluded that the restaurant locations in the expansion markets were lacking a sufficient base of Hispanic heavy users who are a critical component in achieving the high average store volumes the Company experiences in its core markets. The Company's operations in these restaurant locations were unprofitable and sales trends did not justify continued investment spending. The Company closed five restaurants in these expansion markets in November 1996 and a sixth restaurant closed in January 1997. The Company, which opened one new restaurant in January 1997, currently operates 35 restaurants in South and Central Florida and anticipates opening two additional restaurants during Fiscal 1997. In the Orlando market, the Company is utilizing the TropiGrill - Chicken and More logo. These restaurants feature greater menu variety, which provides the Company with greater flexibility to appeal to a broader range of consumers.

FRANCHISE PROGRAM

     As part of its refocused growth strategy, the Company utilizes a multi-unit area development franchise approach as a means of accelerating its penetration into international markets outside Florida with a relatively minimal capital commitment. The Company's strategy for its franchise program is to offer certain market areas to qualified and experienced area developers in the Caribbean and Central and South American markets who are committed to the development of multiple units in such areas on an expedited basis.

     In December 1995, the Company's first international franchised restaurant opened in the Caribbean. As of the date of this Report, ten franchised restaurants are in operation, including eight in Puerto Rico, one in the Dominican Republic, and one non-traditional restaurant on the Florida International University campus in Miami. Additionally, the Company has entered into two area development agreements granting the right to develop Pollo Tropical restaurants in the Netherland Antilles and Ecuador. The Company anticipates the opening of approximately five additional franchised restaurants in the Caribbean and South America during the remainder of Fiscal 1997. During Fiscal 1996, the Company terminated the area development agreements in Atlanta, Georgia, Ft. Meyers, Florida, and Naples, Florida, resulting in the closing of five franchised restaurants and terminated the area development agreement in the New York metropolitan area entered in 1994. The Company continues to seek to procure new area development agreements in Central and South America and the Caribbean with qualified franchisees and anticipates continued growth in franchise revenues. The Company receives exclusivity fees upon signing area development agreements. Such fees are recognized as revenue when franchised restaurants open or when such agreements terminate. Additionally, when franchised restaurants become operational the Company receives additional fees and continuing royalties based upon sales. As the Company does not control the timing of franchise openings, terminations by franchisees, or franchise sales, the recognition of franchise revenues cannot be accurately predicted and, therefore, may fluctuate significantly on a quarter to quarter basis. The Company has developed and continues to develop its corporate infrastructure in order to manage and administer its franchise program.

     The Company's standard franchise agreement has a 15-year term (with two five-year renewal options) and provides for an initial payment by the franchisee of a portion of all franchise fees upon signing of the area development and franchise agreements, with the remainder due prior to the opening of the franchisee's restaurants. The franchisee also pays a continuing royalty, based upon gross sales. The terms and conditions of the Company's area development and franchise agreements will vary depending upon a number of factors, including the experience and resources of the franchisee, the size and density of the covered territory, the number of units to be developed, the schedule for development, capital requirements, fee and royalty arrangements and other matters. All franchisees are required to operate their restaurants in compliance with certain methods, standards and specifications developed by the Company regarding such matters as menu items, recipes, food preparation, materials, supplies, services, fixtures, furnishings, decor and signs, although the franchisee has discretion to determine the prices to be charged to customers. In addition, all franchisees are required to purchase substantially all food, ingredients, supplies and materials from suppliers approved by the Company. Before commencing operation of a restaurant, a franchisee is required to participate in an extensive training program covering all material aspects of operating the restaurant, and the Company will provide on-site personnel to assist in the franchisee's initial restaurant openings.

     The Company's growth strategy which incorporates a significant component of international franchising and requires the penetration and development of overseas markets involves a number of risks and challenges, and there can be no assurance that these issues will not have a material adverse effect on the Company. The factors which will influence the Company's success in each targeted country or market in connection with this strategy include: the selection of appropriate qualified master franchisees and area developers; the political and economic stability of each targeted market; the customs duties and trade restrictions in each targeted market; foreign currency exchange rates and foreign exchange regulations; the extent to which the Company's core products, recipes and menu will need to be modified to meet local tastes, customs or eating habits; the regulation of the food services industry in each targeted market on a national, regional and local basis (including health, safety, food handling, labeling and zoning laws); the ability of the Company to register its trademarks in each targeted country; the uncertainty of each local market's acceptance of the Company's products, trade dress or retail format; foreign investment and approval procedures; restrictions on termination and non-renewal (where applicable); access to resources and raw materials; dependence on third party suppliers and local vendors; availability of transportation and communication channels; labor and employment laws, technology transfer regulations, language and cultural differences; access to affordable capital and suitable sites for the development of units; governmental assistance programs; tax laws and applicable treaties; repatriation and immigration laws; the costs and methods for dispute resolution in each targeted country; agency laws, and availability of appropriate media for marketing efforts.

     The area development and franchise agreements are subject to various conditions and contingencies and there can be no assurance that franchisees will be successful, that additional area development agreements will be entered into, that additional planned franchised restaurants will be opened or that franchisees' development schedules will be achieved. The Company's franchise program is also subject to various foreign, federal and state regulations. See "Government Regulation."

UNIT ECONOMICS

     The Company believes that the average company-owned Pollo Tropical restaurant continues to produce strong store level results. For Fiscal 1996, the 32 restaurants open throughout the year generated average sales of approximately $1,813,000, operating income of approximately $319,000 and cash flow of approximately $384,000.

     The Company anticipates that average unit sales volumes for its new company-owned restaurants will be lower than historical averages due, among other things, to the Company's planned market penetration strategy in core markets. The cost to construct and equip a 3,200 square foot prototype unit generally costs between $750,000 and $800,000, excluding real estate and pre-opening costs.

     Pollo Tropical restaurant sales are well balanced by method of service and by day part. The company-owned restaurants provide customers with sit-down dining and counter take-out service, and, in all but one location, also provide the convenience of a drive-thru window. Based on selected Fiscal 1996 weekly data, sit-down, counter take-out and drive-thru sales contributed 43.0%, 22.6% and 34.4% of restaurant sales, respectively. Of such sales, lunch, with an average transaction of $6.93, accounted for 45.3% of restaurant sales, and dinner, with an average transaction of $8.10, accounted for 54.7% of restaurant sales. The average drive-thru transaction was $7.40. A transaction is an order which may serve one or more customers.

RESTAURANT LOCATIONS AND SITE SELECTION

The following table sets forth certain information regarding the existing Company-owned restaurants in operation. Except as noted, all sites are free-standing buildings:


                          Metropolitan                   Square   Property
Location                      Area           Opened      Footage  Interest
--------                 --------------  --------------  -------  --------
1. Douglas Road(1).....      Miami       November 1988     2,800   Leased
2. West Kendall(1).....      Miami        January 1990     2,250   Leased
3. Dadeland............      Miami         June 1990       2,800   Leased
4. Westchester.........      Miami         July 1991       3,783   Leased
5. Okeechobee Boulevard    Palm Beach      April 1992      3,500   Leased
6. Cutler Ridge........      Miami          May 1992       3,520   Leased
7. N. Miami Beach......      Miami       September 1992    4,200   Leased
8. Kendall.............      Miami       December 1992     4,200   Leased
9. Miami Lakes.........      Miami       September 1993    4,290   Leased
10. Oakland Park.......  Ft. Lauderdale   October 1993     4,200   Leased
11. West Hialeah(1)....      Miami        October 1993     2,800   Leased
12. Miami Springs......      Miami        October 1993     3,170   Owned
13. Pembroke Pines.....  Ft. Lauderdale  November 1993     3,780   Leased
14. North Miami........      Miami       December 1993     3,980   Owned
15. Boynton Beach......    Palm Beach     January 1994     3,635   Leased
16. Coconut Grove......      Miami       February 1994     4,400   Owned
17. Davie..............  Ft. Lauderdale    March 1994      3,330   Owned
18. Lake Worth.........    Palm Beach      March 1994      3,600   Owned
19. Coral Reef.........      Miami          May 1994       3,627   Leased
20. Homestead..........      Miami         June 1994       3,629   Leased
21. Miami Beach........      Miami         July 1994       3,876   Leased
22. Altamonte Springs..     Orlando        July 1994       3,987   Owned
23. Honey Hill.........      Miami        August 1994      3,862   Leased
24. S. Orange Blossom..     Orlando       August 1994      3,810   Owned
25. Miller Drive.......      Miami        August 1994      3,862   Owned
26. Pembroke Lakes Mall  Ft. Lauderdale   August 1994      3,617   Leased
27. Coral Springs......  Ft. Lauderdale  September 1994    3,624   Owned
28. Red Road...........      Miami       December 1994     3,269   Owned
29. Beacon Center......      Miami       December 1994     3,862   Owned
30. Sawgrass...........  Ft. Lauderdale  December 1994     3,600   Owned
31. Curry Ford.........     Orlando      December 1994     3,248   Leased
32. 17th Street
      Causeway.........  Ft. Lauderdale    April 1996      3,334   Owned
33. Downtown(2)........      Miami          May 1996       3,317   Leased
34. Grant Square.......     Orlando         May 1996       3,078   Leased
35. Coral Gables.......      Miami         January 1997    2,623   Leased

     (1) Represents locations where the restaurant is an end-cap to a strip shopping center.
     (2) Represents a location where the restaurant is in a street level storefront in an office building.

     The Company considers the location of each restaurant to be critical to its long-term success, and management devotes significant effort to the investigation and evaluation of potential sites. The Company's strategy is to open its restaurants in high-profile locations with strong customer traffic during day, evening and weekend hours. The site selection process focuses on market area demographics, population densities, and traffic volumes as well as specific site characteristics such as visibility, accessibility, traffic patterns, drive-thru window availability and adequate parking. The Company also reviews potential competition and customer activity at other restaurants operating in the vicinity. As the Company believes that its menu offers a healthy and distinctive alternative to the fare offered by other restaurants, it typically seeks to locate a restaurant in an area where other restaurants are open and operating successfully.

     Most of the Company's restaurants are free-standing buildings and three are end-cap locations in strip shopping centers. The Company's goal is to locate restaurants on the best possible sites in target markets, and thus, the Company will also consider either end-cap locations or conversions of existing buildings. The Company opened one "non-traditional" location in downtown Miami during Fiscal 1996. The Company opened its first Company-owned restaurant in 1988, seven from 1990 through Fiscal 1992, six in Fiscal 1993, 19 in Fiscal 1994, five in Fiscal 1995, four in Fiscal 1996 and one thus far in Fiscal 1997. The Company closed two underperforming units in St. Petersburg in October
1995. The Company exited the three markets of Tampa, Chicago, and New York resulting in the closing of five restaurants in November 1996 and one in January 1997. The Company plans to have two additional Company-owned restaurants in operation by the end of Fiscal 1997.

     The Company requires approximately nine to 18 months after identifying a site to (i) lease or purchase the property, (ii) complete the construction, permitting and zoning process, and (iii) open the restaurant. From the date construction commences, it typically takes between 90 and 120 days to open a restaurant. While the Company believes that its future restaurant development will occur approximately as planned, there can be no assurance that future real estate, economic and other conditions will not delay or hinder the Company's expansion plans.

RESTAURANT DESIGN AND LAYOUT

     New Company restaurants typically provide seating for 100 customers and provide drive-thru service. The Company's current prototypical free-standing restaurant is approximately 3,200 square feet in size however actual size may vary from location to location depending on the size of the property and volume expectations at such locations. The Company's restaurants feature an attractive interior decor and exterior design which is easily replicable in its multi-unit system. The exterior of each restaurant is designed to convey a tropical theme and permit easy identification by passing motorists and pedestrians. The restaurants are typically painted attractive tropical colors and feature a distinctive entrance tower which provides for clear identification of the Pollo Tropical or TropiGrill name, as the case may be, as well as increased visibility at night when the tower is illuminated. The tropical theme is enhanced by lush landscaping surrounding the restaurant. In order to facilitate family dining, a fenced outdoor children's playground is included in those locations where space permits. The interior of the restaurant also emphasizes the airy, tropical atmosphere through the use of high ceilings, large windows, light colored woods and decorative tiles. Additional decorative features such as wrought iron balcony railings, wooden park bench seating and tropical plants are designed to give the restaurants the feel of a Caribbean courtyard. The custom-designed cooking area has an exhibition-style layout which permits customers to view the chicken grilling process and the cleanliness and freshness of the food preparation.

FOOD PREPARATION AND SERVICE

     In preparing its menu items the Company emphasizes quality and freshness. The Company seeks to use only the highest quality products and ingredients, including fresh whole chickens, top-quality produce, and freshly ground spices. The kitchen staff reports to work daily at 8:00 a.m. in order to prepare fresh black beans, rice, tropical pork, salads and other dishes "from scratch" for the restaurant opening at 11:00 a.m. Other menu items such as breads and desserts are prepared pursuant to the Company's recipes by approved bakeries. The Company forecasts daily sales to minimize cooked food left on hand at the end of the night. Unsold chicken, if any, is donated to local food banks.

     Freshness is the hallmark of the Company's food preparation. Restaurants purchase fresh whole chickens which are delivered four to five times per week and are marinated for 24 hours in a proprietary blend of tropical fruit juices and spices. Chickens are grilled to a golden brown over open flames in a multi-step process designed to seal in flavors and prevent overcooking. The Company estimates the number of chickens required at any particular time during the day so that chickens can be served hot off the grill within minutes of cooking.

     The Company seeks to insure that orders are filled promptly and accurately and that chicken and side dishes are served hot. Orders are entered into the restaurant's computerized point-of-sale system and are printed out at the end of a dual service line. The dual service line permits separation of counter and drive-thru service in the kitchen during busy periods and permits the rapid fulfillment of multiple orders. As a result of the significant drive-thru volume at many of the Company's restaurants, managers and other specified restaurant personnel continuously monitor the placement of drive-thru orders through the use of a headset communications system to further facilitate prompt order delivery.

CUSTOMER SERVICE

     The Company is committed to providing a consistent level of service with emphasis on prompt, accurate and courteous order fulfillment, designed to attract repeat customers. Restaurant managers are actively involved in all aspects of restaurant operations with emphasis on supervising the food preparation process and insuring prompt and correct order fulfillment at both the front counter and drive-thru windows. Through the use of a computer display and communications systems employed in the restaurants, orders are typically filled within two minutes of being placed. Restaurant management conducts internal inspections for taste, quality and cleanliness several times a day, in order to provide a consistent level of quality customer service. The Company uses a 24-hour 1-800 telephone service to accept customer comments.

MARKETING AND PROMOTION

     The Company's marketing strategy is to create brand awareness, differentiate itself from competitors, and promote repeat business through its use of local television, cable, radio, direct mail, and print media. The Company's marketing emphasizes product quality and value in an upbeat, fun environment. In addition, by consistently providing a positive dining experience, the Company believes it benefits from significant word-of-mouth advertising. The Company seeks to cluster restaurants in target markets in order to maximize the effectiveness of its advertising efforts. The Company also markets at the store level through special price offerings, coupon discounts and unique promotional programs. The Company advertises in both English and Spanish (where appropriate) media throughout the year.

RESTAURANT OPERATIONS AND MANAGEMENT

     The Company maintains quality and consistency in its restaurant operations by carefully training and supervising personnel and establishing exacting standards relating to food quality, speed, accuracy, friendliness of service, and cleanliness of the restaurant facility. The Company's restaurants are staffed to provide the capacity to handle a high volume of business.

     Restaurants are generally staffed by one manager, two or three assistant managers and between 30 and 40 hourly employees. The Company believes that its managers are crucial to the efficient operation of its restaurants and the development of customer loyalty. Therefore, the Company requires its managers to complete an intensive training program during which they are instructed in all areas of the Company's restaurant operations. Such areas of training include food preparation, customer service, cost controls, facility maintenance, communications skills and employee relations. Restaurant managers are overseen by district managers and by the Company's Vice President of Operations.

     The Company's management strives to improve the efficiency of its new restaurants by evaluating and adjusting the restaurant's floor plan and operational procedures. Where appropriate, the Company has implemented similar changes in its existing restaurants to improve their operational efficiencies. The Company believes that by continually improving its restaurants to take advantage of the best practices in the industry, it will be able to provide the highest level of service to its customers and maximize the financial performance of its restaurants.

     The Company seeks to attract and retain high quality, knowledgeable restaurant management and staff. Management endeavors to be responsive to employee concerns and to promote talented individuals from within. The Company considers its rate of employee turnover, particularly among restaurant management, to be favorable in relation to the industry. All restaurant and district managers participate in a bonus plan in which awards are tied to the achievement of specified financial and other performance goals.

     The Company has established and continues to upgrade a significant corporate infrastructure in order to support company-owned restaurants and the franchise program. The Company has reduced several operations positions, as a result of the decrease in the number of openings of new Company-owned restaurants in Fiscal 1996 and in Fiscal 1997 and as a result of the closing of six restaurants in markets outside of South Florida.

MANAGEMENT INFORMATION SYSTEMS; ACCOUNTING AND ADMINISTRATIVE SERVICES

     The Company uses an in-store computerized point-of-sale system to control cash, collect customer and sales statistics, track labor hours and collect other restaurant data. This information is electronically polled from the Company's executive office and compiled into a daily report which keeps management abreast of sales, cash variances and bank deposit data by restaurant on a next-day basis. Additionally, a running 13-week comparative report is generated on a weekly basis to monitor sales, customer counts, average check, food cost, labor cost and hours, promotional coupon redemption and other information. This report is used both by corporate personnel and district managers to monitor and review each restaurant for changes in trends from week to week. The Company is evaluating changes to its management information systems in order to improve efficiencies, including substantially updating its system-wide point-of-sale reporting systems.

COMPETITION

     The Company's restaurants compete with quick-service food operations, home meal replacement outlets, and casual sit-down restaurants. Management believes that the Company's combination of freshly prepared food, distinctive menu items, tropical ambiance, and fast service help to distinguish its restaurants from other quick-service food operations. In addition, management believes its price-value relationship differentiates the Company's restaurants from more expensive sit-down or casual dining restaurants.

     The restaurant industry is extremely competitive with respect to price, service, restaurant location and food quality. There are many well established international, national, regional and local competitors in the Company's market areas, some of which have greater financial and other resources than the Company. These competitors include international and regional chicken theme chains, such as Boston Market, KFC and Kenny Rogers Roasters, as well as fast food chains such as McDonald's, Burger King and Wendy's. Many of the Company's competitors have been in existence longer than the Company and are better established in areas where the Company's restaurants are or will be located. The restaurant business is often affected by changes in consumer tastes, economic conditions, population, weather, traffic patterns, and availability of employees. The Company's revenues are primarily derived from the sale of chicken and, therefore, a change in consumer taste preferences for, or adverse publicity associated with, chicken could have a negative effect on the Company's sales and profitability. In addition to other restaurant companies, Pollo Tropical competes with numerous other businesses for suitable locations for its restaurants.

PURCHASING

     The Company negotiates directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. The Director of Purchasing negotiates system-wide prices and quantities and coordinates distribution with the Company's suppliers. Each restaurant's food and supplies are ordered by its manager from approved suppliers and are shipped directly to the restaurants. The Company has also obtained improved pricing as its purchasing volume has increased. The

Company does not maintain a central product warehouse or commissary. The Company has not experienced any significant delays in receiving restaurant supplies and equipment.

     The Company's profitability is highly dependent upon food costs, particularly that of fresh chicken, which represents a large majority of such costs. The cost of fresh chicken increased during Fiscal 1996 and is expected to remain at the currently high levels during Fiscal 1997. This cost increase has had an adverse effect on the Company's profitability and may continue to do so. Food costs fluctuate from time to time depending on a variety of factors beyond the control of the Company. The Company has endeavored to control purchasing and labor costs by working closely with vendors to provide the Company with cost effective products to meet its specific needs. While management has also reacted to changes in food costs through selected menu price adjustments, there can be no assurance that it will be able to do so in the future.

EMPLOYEES

     At December 29, 1996, the Company employed approximately 1,224 persons, of whom 1,176 were restaurant personnel and 48 were corporate personnel. The Company considers its employee relations to be excellent. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis.
The Company's employees are not covered by a collective bargaining agreement. The Company believes that its employee wages are comparable to, and that its working conditions and turnover rates compare favorably with, those of other companies in the quick-service restaurant industry.

TRADEMARKS, SERVICE MARKS AND TRADE DRESS

     The Company believes its trademarks, service marks and trade dress have significant value and are important to its marketing efforts. The Company has registered its principal "Pollo Tropical" and "TropiGrill" logos and designs with the United States Patent and Trademark Office and has filed for registration of them in a number of foreign countries. The Company's policy is to pursue registration of its principal marks and to oppose strenuously any infringement of its marks or trade dress.

GOVERNMENT REGULATION

     Each restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments relating to the development and operation of restaurants, including regulations relating to environmental, building and zoning requirements, and the preparation and sale of food. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Difficulties or failures in obtaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of new restaurants. A significant number of the Company's food service personnel are paid at rates related to the federal minimum wage. The minimum wage is set to increase on October 1, 1997 from $4.85 per hour to $5.15 per hour.
Accordingly, this is expected to increase the Company's labor costs. The Company believes that it is operating in substantial compliance with applicable laws and regulations governing its operations.

     The Company is subject to Federal Trade Commission ("FTC") regulation and various state laws which regulate the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time (some of which are now pending) which would provide for federal registration of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the ability of a franchisor to terminate or refuse to renew a franchise. The Company has developed its franchise program to comply with all applicable federal and state laws, and intends to continue to comply with all such laws.

ITEM 2. PROPERTIES

     Pollo Tropical's Company-owned restaurants are situated on 22 leased and 13 Company-owned restaurant sites. In the course of its expansion, the Company seeks to obtain the best available sites for its restaurants, and leases or purchases a site depending on available terms. The Company maintains a flexible posture as to purchasing or leasing properties to best and most effectively respond to prevailing market conditions.

     Real estate leased by the Company is typically leased under "triple net" leases that require the Company to pay real estate taxes and utilities and maintain insurance with respect to the premises and, in many cases, to pay contingent rentals based on sales in excess of specified amounts. Generally, the leases have initial terms of ten to 20 years with options to renew for additional periods which range from five to 15 years. All of the Company's current leases have remaining terms or renewal options extending more than eleven years beyond March 28, 1997. See "BUSINESS -- Restaurant Locations and Site Selections".

ITEM 3. LEGAL PROCEEDINGS

     The Company is not aware of any litigation which it believes would have a material adverse effect on the Company or its business and is not aware that any such litigation is threatened.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The Common Stock is traded on the NASDAQ National Market System under the symbol "POYO." The following table sets forth, for the periods indicated, the high and low closing sales prices for the Common Stock, as reported on the NASDAQ National Market System. As of March , 1997, there were approximately shareholders of record.


                                FISCAL 1995          FISCAL 1996
                               --------------       --------------
                                HIGH    LOW          HIGH    LOW
                               ------  ------       ------  ------
          First Quarter        10       7 1/8        4 3/8   3 3/8
          Second Quarter        9       7 3/4        5       3 3/4
          Third Quarter         9 5/8   7            4 1/2   2 7/8
          Fourth Quarter        7 1/4   3 1/2        3 3/8   2 1/8



     The Company presently has no plans to pay any dividends on its capital stock. All earnings will be retained for the foreseeable future to support operations and to finance the growth and development of the Company's business. The payment of future cash dividends, if any, will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition, any applicable restrictions under credit agreements existing from time to time, and on such other factors as the Board of Directors may consider relevant.

ITEM 6.
                    SELECTED CONSOLIDATED FINANCIAL DATA

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                    FISCAL YEAR
                                              -----------------------------------------------------
                                                   1992       1993      1994       1995     1996
                                              ---------   --------  --------   --------   ---------
INCOME STATEMENT DATA:
Revenues:
 Restaurant sales............................    $11,698    $19,305   $41,114    $55,489    $63,735
 Franchise revenues..........................         --         --        41        555        499
                                               ---------   --------  --------   --------   --------
 Total revenues..............................     11,698     19,305    41,155     56,044     64,234
                                               ---------   --------  --------   --------   --------
Operating expenses:
 Cost of sales...............................      4,297      6,961    14,849     20,065     24,037
 Restaurant payroll..........................      2,852      4,481     9,710     13,661     15,695
 Other restaurant operating expenses.........      1,904      3,089     6,195      9,465     12,137
 General and administrative..................        769      1,528     3,702      5,344      5,461
 Depreciation and amortization...............        382        635     2,301      3,230      2,871
 Restaurant closure expenses.................         --         --        --      1,492      6,324
                                               ---------   --------  --------   --------   --------
Total operating expenses.....................     10,204     16,694    36,757     53,257     66,525
                                               ---------   --------  --------   --------   --------
Income (loss) from operations................      1,494      2,611     4,398      2,787     (2,291)
Other income (expenses), net.................         69         30        (9)      (889)      (903)
                                               ---------   --------  --------   --------   --------
Income (loss) before income taxes and
  extraordinary charge.......................      1,563      2,641     4,389      1,898     (3,194)
Provision for (benefit from)  income taxes or
  pro forma adjustment to reflect income
  taxes(1)(3)                                        589        963     1,590        720     (1,214)
                                               ---------   --------  --------   --------   --------
Pro forma income (loss) before extraordinary
 charge......................................        974      1,678     2,799      1,178     (1,980)
Extraordinary charge for early extinguishment
 of debt, net of income tax benefit of
 $37,942 in 1995.............................         --         --        --         63         --
                                               ---------   --------  --------   --------   --------
Pro forma net income (loss)(1)(3)............    $   974    $ 1,678   $ 2,799    $ 1,115    $(1,980)
                                               =========   ========  ========   ========   ========
Income (loss) per share:
Pro forma income (loss) before extraordinary
 charge......................................    $  0.14    $  0.24   $  0.34    $  0.15    $ (0.24)
Extraordinary charge.........................         --         --        --      (0.01)        --
                                               ---------   --------  --------   --------   --------
Pro forma net income (loss) per share(2)(3)..    $  0.14    $  0.24   $  0.34    $  0.14    $ (0.24)
                                               =========   ========  ========   ========   ========
Pro forma shares outstanding(2)(3)...........      6,813      6,874     8,151      8,089      8,100
                                               =========   ========  ========   ========   ========

                                                                       AS OF
                                               -----------------------------------------------------
                                                DEC. 31,   JAN. 2,    JAN. 1,   DEC. 31,   DEC. 29,
                                                  1992       1994      1995       1995       1996
                                               ----------  --------  ---------  ---------  ---------
BALANCE SHEET DATA:
Working capital (deficit)....................    $  (960)   $ 6,979   $(2,685)   $(4,407)   $(7,381)
Total assets.................................      6,257     28,336    42,255     46,825     48,521
Short-term bank borrowings...................        170         --        --         --         --
Long-term debt, including current maturities.        824      2,500    11,402     12,049     11,375
Total shareholders' equity...................      3,756     21,409    24,619     25,959     24,142

------------
(1) Reflects the effect on historical income statement data, assuming the Company had been treated as a C corporation rather than as an S corporation for income tax purposes, and assuming that combined federal and state effective income tax rates aggregated 37.7% for the periods prior to the Reorganization.

(2)  Gives effect as of the earliest period presented to the Reorganization.
     In connection with the Reorganization, which occurred immediately prior to consummation of the Initial Public Offering, Pollo Tropical's Articles of Incorporation were amended to provide, among other things, that the authorized capital stock of Pollo Tropical would consist of (i) 15,000,000 shares of common stock, par value $.01 per share, 6,374,028 shares of which would be outstanding and (ii) 1,000,000 shares of preferred stock, par value $.01 per share, none of which would be outstanding. In connection therewith, and in order to effect the

    Reorganization, a stock split of Pollo Tropical's common stock was effected, based on a pre-established ratio.

(3) During 1993, the Company entered into a Plan of merger with each of the entities that previously owned the Company's restaurants and a franchise company whereby each such entity was merged into newly created wholly owned subsidiaries of Pollo Tropical (the "Reorganization"). The Reorganization was accounted for at historical cost in a manner similar to pooling-of-interest accounting as the entities included in the Reorganization were under common control.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company pursued an expansion strategy outside of its core markets of South and Central Florida during Fiscal 1995 which carried through the first quarter of Fiscal 1996, opening a total of six restaurants in three new markets (Tampa, Chicago and New York). During Fiscal 1996 the Company implemented several marketing strategies and other initiatives, including everyday value pricing on selected menu items, separate advertising campaigns aimed towards its dual-target audience, a successful new product launch and improved customer service. These marketing strategies and initiatives reversed a seven quarter negative same store sales trend, ending the year with three consecutive quarters of positive same store sales and resulting in a 7.9% increase for the year in the core markets. In evaluating these results, the Company revised its growth strategy in Fiscal 1996 to focus its domestic expansion by filling in its core markets in South and Central Florida with Company stores and utilizing franchising to expand the concept internationally, targeting South and Central America and the Caribbean. The Company feels that this strategy will capitalize on the strong menu acceptance and visit frequency that Hispanic consumers have shown for the Pollo Tropical brand. After expanding the concept in Fiscal 1995 and early 1996 to several markets outside of the Company's core Florida base, average store volumes in these markets were significantly lower than historical averages. The Company attempted to reverse unfavorable sales trends in the expansion markets by relaunching the concept with a new logo, new products, increased advertising and promotional expenditures, and a new exterior look to the buildings. After extensive market testing and analysis, the Company concluded that the restaurant locations in the expansion markets were lacking a sufficient base of Hispanic heavy users who are a critical component in achieving the high average store volumes the Company experiences in its core markets. The Company's operations in these restaurant locations were unprofitable and sales trends did not justify continued investment spending. As a result of this realignment of its growth strategy, the Company closed five of the restaurants in the new markets in November 1996 and closed a sixth restaurant in January 1997. The Company recorded a pre-tax charge related to the closing of these six restaurants of $6.5 million in the quarter ended December 29, 1996. Also during Fiscal 1996, the Company opened four new restaurants, three of which were in the core markets of South and Central Florida, in addition to closing the five restaurants in the expansion markets, bringing the total Company owned restaurants to 35 as of the end of Fiscal 1996, from the 36 restaurants open as of Fiscal 1995.

     The Company pursued a franchise growth strategy through area development agreements in both domestic and foreign markets in Fiscal 1994 and Fiscal 1995. During Fiscal 1996, as a result of the realignment of its growth plans, all of the domestic franchised restaurants outside of the Company's core markets were closed. The Company changed its franchise growth strategy by focusing primarily on new area development agreements with qualified franchisees in Central and South America and the Caribbean and anticipates continued growth in franchise revenues. The Company receives exclusivity fees upon signing area development agreements. Such fees are recognized as revenue when franchised restaurants open or when such agreements terminate. Additionally, when franchised restaurants become operational the Company receives continuing royalties based upon sales. As the Company does not control the timing of franchise openings and/or terminations by franchisees, the recognition of franchise revenues, therefore, may fluctuate significantly on a quarter to quarter basis. The Company has developed and continues to develop its corporate infrastructure in order to manage and administer its franchise program.

     During most of Fiscal 1996, the Company's restaurant level margins were adversely affected by higher food costs, the value pricing strategy and inefficiencies in the expansion markets. The restaurant level margins were further adversely affected by the introductory pricing of a successful new product launch in the third quarter. The company has implemented programs aimed at addressing costs, pricing and efficiency in an effort to improve restaurant level margins.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected income statement data as a percentage of restaurant sales, except general and administrative expense, which is shown as a percentage of total revenues.


                                         FISCAL YEAR
                                     -------------------
                                     1994   1995   1996
                                     -----  -----  -----
INCOME STATEMENT DATA:
Cost of sales......................  36.1%  36.2%  37.7%
Restaurant payroll.................  23.6   24.6   24.6
Other restaurant operating expenses  15.1   17.1   19.0
General and administrative.........   9.0    9.5    8.5
Depreciation and amortization of
 property and equipment............   2.7    3.5    3.5
Amortization of deferred restaurant
 pre-opening costs.................   2.7    2.1    0.9
Other amortization.................   0.2    0.2    0.2
Restaurant closure expenses........    --    2.7    9.9
Income (loss) from operations......  10.7    5.0   (3.6)
Other income (expenses)............    *    (1.6)  (1.4)
Net income (loss)..................   6.8    2.0   (3.1)
*Percentage not meaningful

YEAR ENDED DECEMBER 29, 1996 (FISCAL 1996) COMPARED TO YEAR ENDED DECEMBER 31, 1995 (FISCAL 1995)

     Restaurant Sales. Restaurant sales for Fiscal 1996 increased $8.2 million (15%) to $63.7 million for Fiscal 1996 from $55.5 million for Fiscal 1995.
This was due to an increased number of restaurants being opened during the year ended December 29, 1996, as compared to the same period of the prior year and to a sales increase in restaurants open for both years. During Fiscal 1996, 32 restaurants operated for the full year and eight restaurants operated for only part of the year, of which 5 were closed during the year as compared to the prior year when 31 restaurants operated for the full year and 7 restaurants operated for only part of the year, of which, two were closed during the year. Same store sales for Fiscal 1996 increased 7.9%.

     Franchise Revenues. Franchise revenues for Fiscal 1996 decreased $55,000 to $499,000 for Fiscal 1996 from $554,000 for Fiscal 1995. This revenue consists of initial franchise fees which are recognized when a restaurant opens, continuing royalties, fees from operating franchised restaurants and forfeiture of exclusivity fees when area development agreements are terminated. During Fiscal 1996, the Company recognized $112,500 for forfeiture of exclusivity fees as compared to $197,000 for the same period of the prior year.

     During the year-ended December 29, 1996, five domestic franchised restaurants were closed, five franchised restaurants were opened in Puerto Rico, and one domestic franchised restaurant opened in a non-traditional site in South Florida. As of the date of this filing, two additional franchised restaurants have opened in Puerto Rico and the first franchised restaurant has opened in the Dominican Republic. The Company anticipates the opening of approximately five additional international franchised restaurants during the remainder of Fiscal 1997.

     Cost of Sales. Cost of sales, which consists of food, beverage, paper and supply costs, increased 150 basis points to 37.7% for Fiscal 1996 from 36.2% for the comparable period of the prior year. This increase was due to higher relative food costs resulting from several factors including the continued higher market price for chicken, the value pricing strategy implemented in the first quarter, the successful launch of the new pork product line in the core market at introductory pricing, and the greater waste experienced in the lower
volume restaurants in the expansion markets.   The market price for chicken
averaged 12% higher for Fiscal 1996 as compared to the same period of the prior year. During the third and fourth quarters of Fiscal 1996, the Company implemented several cost savings programs as well as selective price increases on several menu items.

     Restaurant Payroll. Restaurant payroll expense, which consists of restaurant management and hourly employee wages, payroll taxes, workers' compensation insurance and group health insurance, as a percentage of restaurant sales, remained level at 24.6% for Fiscal 1996 as compared to Fiscal 1995. Higher sales volumes as well as increased controls placed on labor scheduling at the unit level helped to offset the higher relative payroll costs in the expansion markets and the impact of the minimum wage increase which was effective in the quarter ended December 29, 1996. Management further expects the closing of the six restaurants which had higher restaurant payroll costs as a percentage of sales to help offset the relative impact of the minimum wage increases.

     Other Restaurant Operating Expenses. Other restaurant operating expenses consist of all restaurant operating costs other than payroll expenses and include occupancy costs, utilities and advertising expenses. These expenses increased 190 basis points to 19.0% for Fiscal 1996 from 17.1% for the same period of the prior year. The largest component of this change was advertising expense which increased 90 basis points to 4.7% from 3.8% during the same period of the prior year. This increase was due to the new marketing strategies and initiatives as well as expenditures in supporting the expansion markets. The increase in operating expenses was also a result of an increase in occupancy costs of 30 basis points to 4.7% from 4.4% for the same period of the prior year. This increase was primarily due to the full year effect for the two restaurants that were part of sale-leaseback transactions in September 1995.

     General and Administrative Expenses. General and administrative ("G & A") expenses for Fiscal 1996 decreased 100 basis points to 8.5% from 9.5% for the same period of the prior year. This decrease is primarily due to the fixed cost nature of the general and administrative expenses relative to the higher sales volumes experienced during the year. The Company has reduced the number of support staff and several operations positions as a result of the decrease in the number of openings of new Company-owned restaurants in Fiscal 1996 and Fiscal 1997.

     Depreciation and Amortization of Property and Equipment. Depreciation and amortization of property and equipment remained level at 3.5% as a percentage of restaurants sales for the year-ended December 29, 1996 as compared to the same period of the prior year.

     Amortization of Deferred Restaurant Pre-Opening Costs. Amortization of deferred restaurant pre-opening costs decreased 120 basis points to 0.9% for Fiscal 1996 from 2.1% for Fiscal 1995. This decrease was the result of fewer new restaurants being opened during the latest 12 months as compared to the 12 month period ended December 31, 1995.

     Other Amortization. Other amortization consists of amortization of intangibles such as trademarks, prepaid loan costs, organization costs and leasehold acquisition costs. Other amortization as a percentage of restaurant sales was unchanged at 0.2% for Fiscal 1996 and Fiscal 1995.

     Restaurant Closure Expenses. During 1995, the Company accrued estimated expenses in the amount of $1,565,108 for two restaurants closed in October 1995. The estimated expenses consisted of $1,243,626 in net losses on disposal of fixed assets and $321,482 in estimated liabilities associated with termination of leases. The assets related to the Fiscal 1995 closed restaurants were disposed of during Fiscal 1996 resulting in a gain in the amount of $174,047. This gain is primarily attributable to the sale of the one restaurant site and the reversal of an accrual due to a more favorable economic transaction than originally estimated associated with the subleasing of the other restaurant site.

     In the fourth quarter of Fiscal 1996, the Company accrued estimated expenses in the amount of $6,498,289 associated with the closing of six restaurants. The estimated expenses consist of $5,713,142 in net losses on disposal of fixed assets, $670,237 in estimated liabilities associated with termination of leases and $114,910 associated with employee termination benefits. Any difference between these estimated expenses and the actual amounts of such expenses will be recorded during the period in which such differences become known.


     Other Income (Expenses). The Company incurred interest costs of $1,035,038 during Fiscal 1996 of which $43,894 was capitalized as construction costs. Such interest was further offset by $14,599 in interest income.
During Fiscal 1995, the Company incurred interest costs of $991,342, of which $205,694 was capitalized as construction cost, and generated interest income of $27,861. Other expenses for Fiscal 1995, included a write-off of approximately $166,000 of deferred costs associated with the Company's efforts in obtaining certain private financing.

     Extraordinary Charge. During Fiscal 1995, the Company incurred an extraordinary charge of $62,967, net of income tax benefit of $37,942, related to the write-off of charges associated with the refinancing of the Company's debt which occurred during the third quarter of Fiscal 1995.

YEAR ENDED DECEMBER 31, 1995 (FISCAL 1995) COMPARED TO YEAR ENDED JANUARY 1, 1995 (FISCAL 1994)

     Restaurant Sales. Restaurant sales for Fiscal 1995 increased $14.4 million (35.0%) from $41.1 million for Fiscal 1994 to $55.5 million for 1995. This increase was due entirely to a greater number of restaurants open and operating during the full year of Fiscal 1995 as compared to 1994 and the addition of five new restaurants during that year. During Fiscal 1995, 31 restaurants operated for the full year as compared to the prior year when 15 restaurants operated for the full year and 18 restaurants operated for only part of the year. This increase was slightly offset by a sales decrease in restaurants open the entire two years.

     Franchise Revenues. Franchise revenues for Fiscal 1995 increased $514,000 from $41,000 for Fiscal 1994 to $555,000 for Fiscal 1995. This revenue consists of initial franchise fees which are recognized when a restaurant opens, continuing royalties and fees from operating franchised restaurants, and forfeiture of exclusivity fees when area development agreements are terminated. During Fiscal 1995, five new franchised restaurants opened, compared to one in the fourth quarter of Fiscal 1994, and one area development agreement was terminated.

     Cost of Sales. Cost of sales, which consisted of food, beverage and paper and supply costs, as a percentage of restaurant sales, increased 0.1% from Fiscal 1994 to Fiscal 1995. This slight change was primarily due to an increase in the market prices for chicken during Fiscal 1995 as compared to Fiscal 1994, although such price increases were partially offset by increased purchasing power and emphasis on cost controls at the unit level.

     Restaurant Payroll. Restaurant payroll expense, which consists of restaurant management and hourly employee wages, payroll taxes, workers' compensation insurance and group health insurance, as a percentage of restaurant sales, increased 1.0% to 24.6% for Fiscal 1995 from 23.6% for Fiscal 1994. This increase is due in part to an increase in hourly payroll expense, as well as, lower average sales volumes in the Company's restaurants causing the fixed components of labor to affect total payroll as a percentage of sales. The increase was partially offset by a decrease in workers' compensation insurance expense due to favorable claim experience during the period.

     Other Restaurant Operating Expenses. Other restaurant operating expenses consist of all restaurant operating costs other than payroll expenses and include occupancy costs, utilities and advertising expenses. These expenses as a percentage of restaurant sales increased from 15.1% for Fiscal 1994 to 17.1% for Fiscal 1995. One of the largest components of this change was utility expense, which increased as a percentage of sales to 4.7% for Fiscal 1995 from 4.0% for Fiscal 1994. This increase was attributable to lower average sales in the Company's restaurants. The next largest component of this change in other restaurant expenses as a percentage of restaurant sales was occupancy costs, which includes rent expense and real and property taxes, which increased to 4.5% for Fiscal 1995 from 3.8% for Fiscal 1994. This increase in occupancy expense was due to higher real and personal property taxes, lower average sales volumes in the Company's restaurants and the sale and subsequent leaseback of two restaurants which occurred during the third quarter of Fiscal 1995. The third largest component was an increase in the Company's level of advertising which increased 0.4% from 3.4% to 3.8%. This reflects the Company's increased level of expenditure of advertising dollars to fund marketing activities in six different regions of the country.

     General and Administrative Expenses. General and administrative ("G & A") expenses increased to $5.3 million for Fiscal 1995 from $3.7 million for Fiscal 1994 as the result of the continued enlargement of the Company's corporate staff, systems and other infrastructure as well as additional costs associated with being a publicly traded Company. G & A expenses as a percentage of restaurant sales increased from 9.0% for Fiscal 1994 to 9.6% for Fiscal 1995. The Company has reduced the number of real estate and construction-related managers, as well as support staff and several operations positions, as a result of the decrease in the number of openings of new Company-owned restaurants in Fiscal 1995 and in Fiscal 1996.

     Depreciation and Amortization of Property and Equipment. Depreciation and amortization of property and equipment increased by 0.8% for Fiscal 1995 as compared to Fiscal 1994. The increase was primarily the result of depreciation of fixed assets associated with the Company's 20 new restaurants which opened from February 9, 1994 through December 31, 1995. The Company anticipates that depreciation and amortization of property and equipment as a percentage of restaurant sales will remain near this higher level during Fiscal 1996, as a result of the new restaurants opened during Fiscal 1994 and Fiscal 1995, along with new restaurants planned for Fiscal 1996.

     Amortization of Deferred Restaurant Pre-Opening Costs. Amortization of deferred restaurant pre-opening costs decreased as a percentage of restaurant sales by 0.6% to 2.1% for Fiscal 1995 from 2.7% for Fiscal 1994. This decrease was the result of fewer new restaurants being opened during the latest 12 months as compared to the 12 month period ended January 1, 1995. The Company anticipates that amortization of pre-opening costs as a percentage of restaurant sales will decline during Fiscal 1996 as compared to Fiscal 1995 as the result of its plans to open fewer new restaurants during Fiscal 1996 as compared to Fiscal 1995.

     Other Amortization. Other amortization consists of amortization of intangibles such as trademarks, prepaid loan costs, organization costs and lease acquisition costs. Other amortization as a percentage of restaurant sales was unchanged at 0.2% for Fiscal 1994 and Fiscal 1995.

     Restaurant Closure Expenses. Prior to Fiscal 1995, the Company had not closed any restaurants and therefore had not previously incurred any restaurant closure expenses. In the third quarter of Fiscal 1995, the Company accrued estimated expenses in the amount of $1,565,108 associated with the closing of two restaurants on October 22, 1995. The estimated expenses consisted of $1,243,626 in net losses on disposal of fixed assets and $321,482 in estimated liabilities associated with termination of leases. There was a reversal in the accrual attributable to the restaurant closings of $73,174 in the fourth quarter of Fiscal 1995 due to a more favorable economic transaction than originally estimated, associated with the sub-leasing of a closed restaurant. The accrual may be adjusted in the future if the actual expense differs from the estimate. The Company, upon analyzing the current and probable future performance of each operating restaurant, may determine to close underperforming restaurants in the future. Such decisions would generate additional restaurant closure expenses.

     Other Income (Expense). The Company incurred interest costs of $991,342 during Fiscal 1995 of which $205,694 was capitalized as construction costs. Such interest was further offset by $27,861 in interest income. During Fiscal 1994, the Company incurred interest costs of $429,439, of which $309,088 was capitalized as construction cost, and generated interest income of $88,844. Other expense for Fiscal 1995, included a write-off of approximately $166,000 of deferred costs associated with the Company's efforts in obtaining certain private financing.

     Extraordinary Charge. During Fiscal 1995, the Company incurred an extraordinary charge of $62,967, net of income tax benefit of $37,942, related to the write-off of charges associated with the refinancing of the Company's debt which occurred during the third quarter of Fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As is customary in the restaurant industry, the Company is able to operate with a working capital deficit because its restaurant sales are in cash, it receives trade credit from its vendors and its operations do not require significant investment in receivables or inventories. Historically, the Company has used the majority of its available capital for the development of new restaurants. Consequently, prior to the Initial Public Offering in 1993 and since the quarter ended April 3, 1994, the Company has operated with working capital deficits.

     During Fiscal 1996, the Company generated $4.6 million in cash flow from operations and reduced its long-term bank indebtedness $0.7 million. The Company has also reduced its amount of cash held in order to minimize interest costs on the outstanding portion of the credit facility. During Fiscal 1996, the Company opened four new restaurants. Capital expenditures during Fiscal 1996 for these four new restaurants were approximately $2.6 million. In addition, capital expenditures of approximately $1.9 million were expended for development of restaurants to be opened in the future and for existing restaurants.

     The Company has a $25 million line of credit facility from a commercial bank, which provides for advances of up to $25,000,000; however, the lender has no obligation to make further advances after July 13, 1998. As of year-end December 29, 1996, there was an additional borrowing capacity under the credit line of $13.9 million and as of February 28, 1997 the available borrowing capacity under the line was $16.0 million.

     The Company anticipates that the funds available under its existing credit facility combined with cash flow from operations will be sufficient to fund its new restaurant openings and other cash needs throughout Fiscal 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE
                                                                       ----

Report of Independent Certified Public Accountants ..................   23

Consolidated Balance Sheets as of
 December 31, 1995 and  December 29, 1996 ...........................   24

Consolidated Statements of Operations for the Years
 Ended January 1, 1995, December 31, 1995
 and  December 29, 1996 .............................................   25

Consolidated Statements of Shareholders' Equity
 for the Years Ended January 1, 1995, December 31, 1995
 and December 29, 1996 ..............................................   26

Consolidated Statements of Cash Flows for the
 Years Ended January 1, 1995, December 31, 1995
 and December 29, 1996 ..............................................   27

Notes to Consolidated Financial Statements ..........................   29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders of
  Pollo Tropical, Inc.:


     We have audited the accompanying consolidated balance sheets of Pollo Tropical, Inc. (a Florida corporation) and subsidiaries as of December 31, 1995 and December 29, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended January 1, 1995, December 31, 1995 and December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pollo Tropical, Inc. and subsidiaries as of December 31, 1995 and December 29, 1996, and the results of their operations and their cash flows for the years ended January 1, 1995, December 31, 1995 and December 29, 1996 in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP


Miami, Florida,
  February 27, 1997.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                        DECEMBER 31,  DECEMBER 29,
                                                           1995          1996
                                                       -------------  ------------
                        ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................   $   691,324    $    94,490
 Inventories..........................................       331,969        314,865
 Prepaid expenses.....................................       264,705        294,589
 Prepaid income taxes.................................       152,680        354,062
 Deferred  income taxes...............................            --      1,583,649
 Other current assets.................................       451,556        554,689
                                                        ------------  -------------
  Total current assets................................     1,892,234      3,196,344

PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation and amortization of $3,679,826 in 1995
 and $5,754,641 in 1996...............................    41,731,694     42,539,997
DEFERRED RESTAURANT PRE-OPENING COSTS, net of
 accumulated amortization of $1,749,078 in 1995
 and $702,614 in 1996.................................       406,442         99,213
INTANGIBLE ASSETS, net of accumulated amortization
 of $50,617 in 1995 and $84,518 in 1996...............       369,899        431,892
LEASEHOLD ACQUISITION COSTS, net of accumulated
 amortization of $212,625 in 1995 and $310,600 in 1996     1,519,262      1,423,334
DEPOSITS AND DEFERRED COSTS ON FUTURE
 RESTAURANT LOCATIONS.................................       127,340         93,338
OTHER ASSETS..........................................       777,711        737,345
                                                        ------------  -------------
  Total assets........................................   $46,824,582    $48,521,463
                                                        ============  =============
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable.....................................   $ 3,526,265    $ 2,673,868
 Accrued liabilities..................................     1,295,899      1,545,805
 Current maturities of long-term debt.................        77,352         83,773
 Accrued restaurant closure expenses..................     1,399,516      6,273,830
                                                        ------------  -------------
  Total current liabilities...........................     6,299,032     10,577,276

LONG-TERM DEBT, net of current maturities.............    11,971,648     11,290,952
DEFERRED RENT.........................................     1,192,909      1,361,353
DEFERRED FRANCHISE FEE INCOME.........................       597,500        270,000
DEFERRED INCOME TAXES.................................       804,238        879,830
                                                        ------------  -------------
  Total liabilities...................................    20,865,327     24,379,411
                                                        ------------  -------------
COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized, none issued or outstanding..............            --             --
 Common stock, $.01 par value, 15,000,000 shares
  authorized, 8,047,952 shares in 1995 and 8,149,799
  shares in 1996 issued and outstanding...............        80,479         81,498
 Additional paid-in capital...........................    21,545,990     21,708,161
 Retained earnings....................................     4,332,786      2,352,393
                                                        ------------  -------------
  Total shareholders' equity..........................    25,959,255     24,142,052
                                                        ------------  -------------
  Total liabilities and shareholders' equity..........   $46,824,582    $48,521,463
                                                        ============  =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            FOR THE YEAR ENDED
                                             -------------------------------------------------
                                               JANUARY 1,     DECEMBER 31,      DECEMBER 29,
                                                  1995            1995              1996
                                             --------------  ---------------  ----------------
REVENUES:
 Restaurant sales..........................    $41,113,965      $55,489,397       $63,734,848
 Franchise revenues........................         41,297          554,416           499,304
                                             -------------   --------------   ---------------
                                                41,155,262       56,043,813        64,234,152
                                             -------------   --------------   ---------------
OPERATING EXPENSES:
 Cost of sales.............................     14,848,773       20,064,837        24,037,263
 Restaurant payroll........................      9,710,224       13,660,579        15,695,011
 Other restaurant operating expenses.......      6,195,104        9,465,369        12,136,629
 General and administrative................      3,702,275        5,343,849         5,461,375
 Depreciation and amortization of property
  and equipment............................      1,109,202        1,961,783         2,202,074
 Amortization of deferred restaurant
  pre-opening costs........................      1,104,565        1,159,723           554,744
 Other amortization........................         87,215          108,675           113,783
 Restaurant closure expenses...............             --        1,491,934         6,324,242
                                             -------------   --------------   ---------------
                                                36,757,358       53,256,749        66,525,121
                                             -------------   --------------   ---------------
   Income (loss) from operations...........      4,397,904        2,787,064        (2,290,969)
                                             -------------   --------------   ---------------
OTHER INCOME (EXPENSES):
 Interest expense, net of interest
  capitalized of $309,088 in 1994,
  $205,694 in 1995 and $43,894 in 1996.....       (120,351)        (785,648)         (991,144)
 Interest income...........................         88,844           27,861            14,599
 Other, net................................         22,135         (130,865)           73,843
                                             -------------   --------------   ---------------
                                                    (9,372)        (888,652)         (902,702)
                                             -------------   --------------   ---------------
  Income (loss) before income taxes and
   extraordinary charge....................      4,388,532        1,898,412        (3,193,671)

PROVISION FOR (BENEFIT FROM)
 INCOME TAXES..............................      1,589,775          720,836        (1,213,278)
                                             -------------   --------------   ---------------
  Income (loss) before extraordinary charge      2,798,757        1,177,576        (1,980,393)

EXTRAORDINARY CHARGE FOR EARLY
 EXTINGUISHMENT OF DEBT, net of
 income tax benefit of $37,942 in 1995.....             --           62,967                --
                                             -------------   --------------   ---------------
  Net income (loss)........................    $ 2,798,757      $ 1,114,609       $(1,980,393)
                                             =============   ==============   ===============
INCOME (LOSS) PER SHARE:
 Income (loss) before extraordinary charge.    $       .34      $       .15       $      (.24)
 Extraordinary charge......................             --             (.01)               --
                                             -------------   --------------   ---------------
 Net income (loss) per share...............    $       .34      $       .14       $      (.24)
                                             =============   ==============   ===============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING...............................      8,151,112        8,089,164         8,099,650
                                             =============   ==============   ===============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                    COMMON STOCK,
                                    $.01 PAR VALUE
                                  ------------------
                                                                                           TOTAL
                                  NUMBER OF             ADDITIONAL       RETAINED      SHAREHOLDERS'
                                   SHARES    AMOUNT   PAID-IN CAPITAL    EARNINGS          EQUITY
                                  ---------  ------   ---------------    --------      --------------
BALANCE, January 2, 1994          7,874,028   78,740     $20,910,348   $   419,420        $21,408,508
 Proceeds from exercise of stock
  options, including tax benefit
  of  $390,830                       70,962      709         410,699            --            411,408
 Net income for the year                 --       --              --     2,798,757          2,798,757
                                  ---------  -------  --------------   -----------     --------------
BALANCE, January 1, 1995          7,944,990   79,449      21,321,047     3,218,177         24,618,673
 Proceeds from exercise of stock
  options, including tax benefit
  of  $202,078                       77,962      780         223,907            --            224,687
 Restricted stock award, net of
  deferred compensation of
  $112,500                           25,000      250            (250)           --                --
 Amortization of deferred
  compensation                           --       --           1,286            --             1,286
 Net income for the year                 --       --              --     1,114,609         1,114,609
                                  ---------  -------  --------------   -----------     -------------
BALANCE, December 31, 1995        8,047,952   80,479      21,545,990     4,332,786        25,959,255
 Proceeds from exercise of stock
  options, including tax benefit
  of  $123,038                      101,847    1,019         154,455            --           155,474
 Amortization of deferred
  compensation                           --       --           7,716            --             7,716
 Net loss for the year                   --       --              --    (1,980,393)       (1,980,393)
                                  ---------  -------  --------------   -----------     -------------
BALANCE, December 29, 1996        8,149,799   81,498     $21,708,161   $ 2,352,393       $24,142,052
                                  =========  =======  ==============   ===========      ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              FOR THE YEAR ENDED
                                                   ----------------------------------------
                                                    JANUARY 1,   DECEMBER 31,  DECEMBER 29,
                                                       1995          1995          1996
                                                   ------------  ------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)..............................  $ 2,798,757   $ 1,114,609   $(1,980,393)
                                                   -----------   -----------   -----------
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities --
    Depreciation and amortization................    2,300,982     3,230,181     2,870,601
    Loss on disposal of property and equipment...           --        63,856       221,239
    Restaurant closure expenses..................           --     1,491,934     6,324,242
    Deferred rent................................      494,085       322,682       168,444
    Amortization of deferred compensation........           --         1,286         7,716
    Extraordinary charge, net....................           --        62,967            --
  Changes in operating assets and liabilities --
   (Increase) decrease in assets:
    Inventories................................       (194,501)       16,116        31,915
    Prepaid expenses...........................        (76,739)       91,810       (29,884)
    Prepaid income taxes.......................             --      (152,680)      (78,344)
    Other current assets.......................         (2,222)     (390,165)     (103,133)
    Deferred restaurant pre-opening costs......     (1,436,788)     (530,748)     (247,516)
    Other assets...............................       (547,098)      (76,546)       40,366
  Increase (decrease) in liabilities:
    Accounts payable and accrued liabilities...      1,003,994       945,894      (602,491)
    Income taxes payable.......................        504,850       126,000            --
    Accrued restaurant closure expenses........             --       (92,418)     (155,198)
    Deferred franchise fee income..............        538,971       (91,471)     (327,500)
   Deferred income taxes, net..................        509,926        92,517    (1,508,057)
                                                   -----------   -----------   -----------
  Total adjustments...............................   3,095,460     5,111,215     6,612,400
                                                   -----------   -----------   -----------
   Net cash provided by operating activities...      5,894,217     6,225,824     4,632,007
                                                   -----------   -----------   -----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Sale of investments.............................    6,400,000            --            --
 Capital expenditures............................  (23,400,782)   (9,058,937)   (4,539,108)
 Proceeds from disposition of property
  and equipment..................................           --     2,621,470            --
 Payments for intangible assets..................     (212,785)     (273,890)      (81,896)
 Payments for leasehold acquisition costs........     (565,402)     (265,772)           --
 Decrease in deposits and deferred costs
  on future restaurant locations.................      534,988        84,252        34,002
                                                   -----------   -----------   -----------
    Net cash used in investing activities........  (17,243,981)   (6,892,877)   (4,587,002)
                                                   -----------   -----------   -----------

                                  (Continued)

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED


                                                                       FOR THE YEAR ENDED
                                                     -------------------------------------------------------
                                                      JANUARY 1,       DECEMBER 31,         DECEMBER 29,
                                                         1995              1995                 1996
                                                     -------------  -------------------  -------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Decrease in due to related parties................    $  (11,699)          $       --            $      --
 Principal payments on long-term debt..............      (125,004)          (2,374,996)             (77,276)
 Net borrowings (repayments) under revolving
  credit agreement.................................     9,027,200            3,021,800             (596,999)
 Distributions paid to shareholders................      (842,833)                  --
 Proceeds from exercise of stock options...........        20,578               22,609               32,436
                                                     ------------   ------------------   ------------------
   Net cash provided by (used in) financing
    activities.....................................     8,068,242              669,413             (641,839)
                                                     ------------   ------------------   ------------------
   Net increase (decrease) in cash and
    cash equivalents...............................    (3,281,522)               2,360             (596,834)
CASH AND CASH EQUIVALENTS,
 beginning of period...............................     3,970,486              688,964              691,324
                                                     ------------   ------------------   ------------------
CASH AND CASH EQUIVALENTS,
 end of period.....................................    $  688,964           $  691,324            $  94,490
                                                     ============   ==================   ==================
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash paid during the period for -
  Interest, net of interest capitalized of $309,088
   in 1994, $205,694 in 1995 and
   $43,894 in 1996.................................    $   31,507           $  790,260            $ 973,072
                                                     ============   ==================   ==================
  Income taxes.....................................    $  575,000           $  655,000            $ 280,000
                                                     ============   ==================   ==================
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Tax benefit from stock options recorded to
  additional paid-in capital.......................    $  390,830           $  202,078            $ 123,038
                                                     ============   ==================   ==================

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 29, 1996

(1) GENERAL

    Pollo Tropical, Inc. ("Pollo Tropical") and subsidiaries (collectively, the "Company"), as of December 29, 1996, owned and operated 35 "Pollo Tropical" restaurants located in Florida and New York. As of December 29, 1996, there were 7 franchised restaurants open in Florida and Puerto Rico.

    During October 1993, the Company merged with the entities that previously owned the Company's restaurants and franchise rights, all of which were under common control (the "Reorganization"). Immediately following the Reorganization, the Company completed an Initial Public Offering of 2,012,500 shares of its Common Stock at $13.50 per share.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Fiscal Year-End

    The Company utilizes a 52/53 week year-end and ends its year on the Sunday closest to January 1. All references to 1994 herein relate to January 1, 1995 and the fiscal year ended January 1, 1995, all references to 1995 herein relate to December 31, 1995 and the fiscal year ended December 31, 1995, and all references to 1996 herein relate to December 29, 1996 and the fiscal year ended December 29,1996.

    Basis of Financial Statement Presentation

    The accompanying consolidated financial statements include the accounts of Pollo Tropical, Pollo Operations, Inc. and Pollo Franchise, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year presentation.

    Cash Equivalents

    All highly liquid instruments with an original maturity of three months or less when acquired are considered to be cash and cash equivalents.

    Fair Value of Financial Instruments

    The carrying amount of cash and cash equivalents, accounts payable, accrued liabilities, accrued restaurant closure expenses and long-term debt approximates fair value as of December 31, 1995 and December 29, 1996.

    Inventories

    Inventories, which consist of restaurant food items, related paper supplies and crew uniforms, are stated at the lower of cost (computed on the first-in, first-out method) or market.

    Property and Equipment

    Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the terms of the leases which are less than the estimated lives of the related improvements. Maintenance and repairs which do not improve or extend the life of the asset are expensed as incurred.

    The Company capitalizes interest cost as part of the historical cost of acquiring and constructing restaurant property. Interest capitalization ceases when the property is placed in service.

    Deferred Restaurant Pre-Opening Costs

    Direct costs incurred prior to a restaurant opening to the public are capitalized and amortized over a period of one year beginning on the date the restaurant commences operations.

Intangible Assets

Intangible assets are amortized using the straight-line method over the following periods:


                                                 LIFE IN YEARS
                                               -----------------
                   Covenant not to compete ..  Term of agreement
                   Organization costs .......        5
                   Loan costs ...............    Term of loan
                   Trademark costs ..........        40

Leasehold Acquisition Costs


Costs incurred to obtain leaseholds are capitalized and amortized over the initial terms of the related leases.

Deferred Franchise Costs

Deferred franchise costs, which are included in Other assets in the accompanying consolidated financial statements, are recognized as general and administrative expenses as franchised restaurants are opened.

Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its intangible assets and other long-lived assets or whether the remaining balance of its intangible assets and other long-lived assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible assets in measuring their recoverability.

Consolidated Balance Sheet Data

Other current assets consist of the following at December 31, 1995 and December 29, 1996:


                                      1995          1996
                                    --------      --------
     Purchase option..............  $110,000      $     --
     Insurance dividend receivable   205,900       215,000
     Other........................   135,656       339,689
                                    --------      --------
                                    $451,556      $554,689
                                    ========      ========

Accrued liabilities consist of the following at December 31, 1995 and December 29, 1996:


                                       1995        1996
                                    ----------  ----------
     Sales tax...................   $  303,861  $  313,983
     Payroll related.............      412,294     585,436
     Other.......................      579,744     646,386
                                    ----------  ----------
                                    $1,295,899  $1,545,805
                                    ==========  ==========

Franchise Revenues

Franchise revenues consist of franchise fees, which are typically collected upon execution of an area development and/or franchise agreement, and continuing royalties, based upon gross sales. Franchise fees are initially recorded as deferred franchise fee income and are recognized in earnings either when franchised restaurants are opened, or upon forfeiture of such fees by the franchisees pursuant to the terms of the franchise development agreements, as applicable.

Franchise revenues consist of the following:


                                     FOR THE YEAR ENDED
                           --------------------------------------
                           JANUARY 1,  DECEMBER 31,  DECEMBER 29,
                              1995         1995          1996
                           ----------  ------------  ------------
     Franchise fees......     $40,000      $376,471      $227,500
     Continuing royalties       1,297       177,945       271,804
                           ----------  ------------  ------------
                              $41,297      $554,416      $499,304
                           ==========  ============  ============

    Advertising Costs

    Advertising costs not directly related to the opening of a new restaurant are expensed during the period in which the cost is incurred. Advertising expense was $1,378,444, $2,103,155 and $2,978,255 for Fiscal 1994, Fiscal
    1995 and Fiscal 1996, respectively, and are included in Other restaurant operating expenses in the accompanying Consolidated Statements of Operations.

    Income Taxes

    The Company accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such a valuation allowance would be included in the provision for deferred income taxes in the period of change.

    Net Income (Loss) Per Share

    Income per common share has been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include all outstanding options after applying the treasury stock method. Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to the accompanying consolidated financial statements relate to accrued restaurant closure expenses, as discussed in Note 10. Although the Company believes its estimates are appropriate, changes in assumptions utilized in preparing such estimates could cause these estimates to change in the near term.


(3) CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of the following at December 31, 1995 and December 29, 1996:


                                              1995      1996
                                             --------  -------
       Cash on hand.......................   $ 57,250  $49,900
       Cash management fund...............    634,074   44,590
                                             --------  -------
                                             $691,324  $94,490
                                             ========  =======

(4) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31, 1995 and December 29, 1996:


                                                  LIFE IN
                                                   YEARS       1995          1996
                                                  -------  ------------  ------------
     Land.......................................    --     $11,531,845   $11,657,999
     Buildings and leasehold improvements.......   7-31     24,219,869    25,927,959
     Furniture, fixtures and equipment..........   5-15      8,750,143     9,513,141
     Signs......................................     7         817,493     1,103,039
     Software...................................     5          92,170        92,500
                                                           -----------   -----------
                                                            45,411,520    48,294,638
     Less - Accumulated depreciation and
       amortization.............................            (3,679,826)   (5,754,641)
                                                           -----------   -----------
                                                           $41,731,694   $42,539,997
                                                           ===========   ===========

  At December 29, 1996, property and equipment includes $6,408,789 of property and equipment, less accumulated depreciation and amortization of $331,573, related to closed restaurants (See Note 10).

    The Company's office space and the land underlying some of its existing restaurant locations are leased under operating leases (see Note 10).

(5) INTANGIBLE ASSETS

    Intangible assets consist of the following at December 31, 1995 and December 29, 1996:


                                                              1995        1996
                                                         ---------    ---------
          Covenant not-to-compete......................    $      --    $  50,000
          Organization costs...........................       51,502       51,497
          Loan costs...................................      132,132      154,632
          Trademark costs..............................      236,882      260,281
                                                           ---------     --------
                                                             420,516      516,410
          Less: Accumulated amortization                     (50,617)     (84,518)
                                                           ---------     --------
                                                           $ 369,899    $ 431,892
                                                           =========    =========

(6) DEPOSITS AND DEFERRED COSTS ON FUTURE RESTAURANT LOCATIONS

    Deposits and deferred costs on future restaurant locations consist of amounts deposited with lessors and/or paid to others to secure real property and develop future restaurant locations. Upon opening of the restaurant, all such deposits and deferred costs are charged to the appropriate depreciable and amortizable asset categories.

(7) INDEBTEDNESS

    Long-term debt consists of the following at December 31, 1995 and December 29, 1996:


                                                                            1995             1996
                                                                        -----------       ----------
     Advances under a $25,000,000 revolving credit and term loan agreement with interest payable monthly at the Company's option, at prime (8.25% at December 29, 1996) plus .375% or libor rate
      (5.664% at December 29, 1996) plus 2.65%.  Loan converts to a term loan on August 31, 1998, at which time principal payments equal to the loan balance divided by 120 commence, with a
      balloon payment due June 30, 2003...............................  $11,749,000      $11,152,000
     Mortgage note payable with interest at 8%, payable monthly in equal principal and interest installments from January
      1996 through maturity in June 1999, collateralized by a
      restaurant location.............................................      300,000          222,725
                                                                        -----------      -----------
                                                                         12,049,000       11,374,725
     Less -- Current maturities of long-term debt....................       (77,352)         (83,773)
                                                                        -----------      -----------
                                                                        $11,971,648      $11,290,952
                                                                        ===========      ===========

     The $25,000,000 revolving credit and term loan (the "Loan") is unsecured; however, the Company has agreed not to further encumber any of its presently owned real estate while the Loan is outstanding. The Loan provides for advances of up to $20,000,000 until June 30, 1996, and thereafter, up to $25,000,000; however, the lender has no obligation to make further advances after July 13, 1998. At December 29, 1996, the available portion of the Loan was $13,848,000.

     The terms of the Loan require that the Company remain in compliance with certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was either in compliance with the debt covenants or had obtained waivers for events of non-compliance at December 29, 1996.

     In connection with obtaining the Loan, the proceeds from which were used to repay substantially all the outstanding indebtedness, the Company incurred costs in the aggregate of $154,632, which are capitalized as intangible assets in the accompanying consolidated balance sheets, and are being amortized over the term of the Loan. The unamortized balance of capitalized costs associated with obtaining indebtedness retired with the proceeds from the Loan was charged to expense during the quarter ended October 1, 1995, and is included, net of income tax benefit, in the accompanying consolidated statement of operations as an extraordinary charge.

     Repayment of future maturities of long-term debt at December 29, 1996 is as follows:

       FISCAL YEAR
       -----------
       1997 .....................................................     $    83,773
       1998 .....................................................         462,459
       1999 .....................................................       1,163,426
       2000 .....................................................       1,115,200
       2001 .....................................................       1,115,200
       Thereafter ...............................................       7,434,666
                                                                      -----------
                                                                      $11,374,724

     During the years ended January 1, 1995 and December 31, 1995, the Company incurred interest of $71,754 and $45,424, respectively, related to borrowings from a related party. The loan was fully paid by the Company in July 1995.


(8) INCOME TAXES

     The provision for (benefit from) income taxes consists of the following:


                                                                              FOR THE YEAR ENDED
                                                                   --------------------------------------
                                                                   JANUARY 1,   DECEMBER 31,   DECEMBER 29,
                                                                      1995         1995           1996
                                                                   ----------   ------------   ------------
       Federal...................................................  $1,376,947       $618,257   $(1,225,018)
       State.....................................................     212,828        102,579        11,740
                                                                   ----------   ------------   -----------
         Total...................................................  $1,589,775       $720,836   $(1,213,278)
                                                                   ==========   ============   ===========
       Current...................................................  $1,079,849       $628,319   $   294,779
       Deferred..................................................     509,926         92,517    (1,508,057)
                                                                   ----------   ------------   -----------
         Total...................................................  $1,589,775       $720,836   $ 1,213,278)
                                                                   ==========   ============   ===========

     Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the use of accelerated depreciation for tax purposes, and the expected use of alternative minimum tax carry-forwards in future periods. The components of the current deferred income tax asset and the net non-current deferred income tax liability at December 31, 1995 and December 29, 1996 are as follows:




                                                                 1995            1996
                                                           ---------------  ------------
       Current deferred tax asset:
        Accrued restaurant closure expenses...............      $       --   $(1,583,649)
                                                            ==============   ===========
       Non-current deferred tax liability, net:
        Depreciation and amortization of
         property and equipment...........................      $1,492,519     2,024,154
        Amortization of deferred restaurant
         pre-opening costs................................         145,611        22,283
        Deferred franchise fee income, net................         (89,896)       54,947
        Deferred rent.....................................        (282,294)     (341,705)
        Alternative minimum tax carry-forwards............        (375,308)     (736,747)
        Foreign tax credit carry-forward..................              --       (74,577)
        Accrued liabilities...............................        (101,418)      (34,809)
        Other, net........................................          15,024       (33,716)
                                                            --------------   -----------
         Non-current deferred tax liability, net                $  804,238   $   879,830
                                                            ==============   ===========

    At December 29, 1996, the Company had available a foreign tax credit carry-forward which expires in 2001.

    The following table reconciles the Federal statutory income tax rate and the Company's effective income tax rate for the years ended January 1, 1995, December 31, 1995 and December 29, 1996:


                                              FOR THE YEAR ENDED
                                    --------------------------------------
                                    JANUARY 1,  DECEMBER 31,  DECEMBER 29,
                                       1995         1995          1996
                                    ----------  ------------  ------------
     Provision for income taxes at
      Federal statutory rate......       34.0%         34.0%         34.0%
     State taxes, net of Federal
      income tax benefit..........        3.6           3.6           3.6
     Tax-exempt interest income...        (.5)           --            --
     Nondeductible expenses.......         --           0.8           0.9
     Jobs tax credits.............        (.4)           --            --
     Other, net...................        (.5)          (.4)          (.5)
                                    ---------   -----------   -----------
      Effective income tax rate...       36.2%         38.0%         38.0%
                                    =========   ===========   ===========

    The Company's January 2, 1994 federal income tax return is currently being audited by the Internal Revenue Service. It is not possible to predict the ultimate outcome of this audit; however, the Company does not believe that the ultimate resolution of any of these matters will have a material adverse effect on the accompanying consolidated financial statements.

(9) SHAREHOLDERS' EQUITY

    As a result of the Reorganization (Note 1) the Company paid a distribution to its shareholders of $842,833 for all undistributed S Corporation earnings from July 1, 1993 through the S Corporation termination date.

    Stock Based Compensation Plans

    In August 1993, the Company adopted the 1993 Option Plan (as amended to date, the "1993 Plan"). Under the 1993 Plan, 800,000 shares of common stock are reserved for issuance upon exercise of options. The Plan is designed to serve as an incentive for retaining qualified and competent employees.

    In June 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, 500,000 shares of common stock are reserved for issuance upon exercise of options. The Plan is designed to serve as an incentive for retaining qualified and competent employees.

    In June 1995, the Company adopted the 1995 Bonus/Fee Stock Option Plan (the "1995 Bonus Plan"). Under the 1995 Bonus Plan, 500,000 shares of common stock are reserved for issuance upon exercise of options. The 1995 Bonus Plan allows certain eligible employees and directors who receive either a cash bonus or a director's fee of $2,500 or more to elect to receive stock options instead of receiving cash to which they are entitled (the "Deferred Cash"). The per share exercise price of the options granted pursuant to the 1995 Bonus Plan would be equal to 50% of the fair market value of the common stock on the day the option is granted. The number of shares of common stock covered by the option would be calculated by doubling the number of shares that could be purchased at fair market value with the Deferred Cash so that the "in-the-money" value of the option equals the Deferred Cash. No options have been granted pursuant to the 1995 Bonus Plan.

    In November 1995, the Company adopted the 1995 Directors' Stock Option Plan (the "1995 Directors' Plan"). Under the 1995 Directors' Plan, 200,000 shares of common stock are reserved for issuance upon exercise of options. Upon election as a member of the Board, each Director receives an option to purchase 15,000 shares of common stock, and an additional option to purchase 3,000 shares of common stock is granted on each annual meeting date under certain conditions. All stock options granted pursuant to the 1995 Directors' Plan become exercisable in 50% increments on each six month anniversary of the date of grant, so long as the optionee is a Director on the relevant exercise date.

In November 1995, the Company adopted the 1995 Restricted Stock Award Plan (the "1995 Restricted Plan"). Under the 1995 Restricted Plan, not less than 100,000 shares of common stock are reserved for award and issuance, generally at no cost to the employee. In November 1995, the Company awarded 25,000 shares of common stock to its President pursuant to the 1995 Restricted Plan. These shares vest as to 20% in September 1998, 30% in September 1999 and 50% in September 2000. The Company recorded deferred compensation of $112,500 on the date of grant based on the quoted market value of the common stock. Deferred compensation is being amortized to expense ratably over the restricted period, and is included in the accompanying consolidated financial statements.

The Company's Board of Directors, or a committee thereof (the "Committee"), administers and interprets each of the above described plans (collectively, the "Plans"). The Plans provide for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code) and nonstatutory stock options or awards. Options are granted under the Plan on such terms and at such prices as determined by the Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant. Generally, the stock options granted pursuant to the 1993 Plan, the 1995 Plan and the 1995 Bonus Plan vest in increments of 33% per year over a three year period on the yearly anniversary of the grant and have a term of ten years from the date of grant.

The following table summarizes stock option activity:


                                 WEIGHTED-AVERAGE
                                     EXERCISE                   AVAILABLE FOR
                                 PRICE PER SHARE   OUTSTANDING  FUTURE GRANTS
                                 ----------------  -----------  -------------
     Balance, January 2, 1994..        $ 6.66        737,228        253,035
      Granted..................        $13.08        127,500       (127,500)
      Exercised................        $ 0.29        (70,962)            --
      Canceled.................        $13.92         (5,700)         5,700
                                                  ----------   ------------
     Balance, January 1, 1995..        $ 8.23        788,066        131,235
      Authorized, net..........            --             --      1,065,000
      Granted/converted........        $ 4.66        478,800       (478,800)
      Exercised................        $ 0.29        (77,962)            --
      Canceled.................        $12.84       (213,400)       213,400
                                                  ----------   ------------
     Balance, December 31, 1995        $ 6.10        975,504        930,835
      Granted..................        $ 4.50        136,900       (136,900)
      Exercised................        $ 0.32       (101,847)            --
      Canceled.................        $ 6.09        (98,790)        98,790
                                                  ----------   ------------
     Balance, December 29, 1996        $ 6.51        911,767        892,725
                                                  ==========   ============

The following table summarizes information about the stock options outstanding at December 29, 1996:


                                          OUTSTANDING                           EXERCISABLE
                          ----------------------------------------       ------------------------
                               WEIGHTED-AVERAGE
        RANGE OF                  REMAINING      WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
     EXERCISE PRICES  SHARES   CONTRACTUAL LIFE   EXERCISE PRICE      SHARES      EXERCISE PRICE
     ---------------  -------  ----------------  ----------------  ------------  ----------------
      $0.29 - $0.58    36,034        4.98            $ 0.30           36,034         $ 0.30
      $2.71 - $4.50   594,763        7.21            $ 4.33          183,576         $ 3.96
      $7.50 - $13.50  280,970        6.63            $11.90          257,302         $11.81
                      -------                                        -------
                      911,767                                        476,912
                      =======                                        =======

The weighted-average exercise price and weighted-average market price of 114,700 options granted during 1996 for which the exercise price exceeds the market price of the stock on the grant date is $4.50 and $3.42, respectively.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income (loss). Had compensation cost for the Company's stock option plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income (loss) and net income (loss) per share would have been different than the amounts recorded in the accompanying statements of operations. Using the Black-Scholes option pricing model for all options granted after January 1, 1995, the Company's pro forma net income (loss), pro forma net income (loss) per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the years ended December 31, 1995 and December 29, 1996:





                                                                          1995                1996
                                                                    -----------------  ------------------
          Pro forma net income (loss).............................  $1,064,705         $(2,127,024)
          Pro forma net income (loss) per share...................  $     0.13         $     (0.26)
          Pro forma weighted average fair value of options granted  $     2.12         $      1.54
          Risk free interest rates................................   5.37% - 7.11%       5.31% - 6.46%
          Expected lives..........................................      3-5 Years          3-5 Years
          Expected volatility.....................................        59%                 59%

(10) COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases land and facilities for office and restaurant locations under various noncancelable operating lease agreements, one of which is with a related party. Certain of these lease agreements contain provisions for rent overrides based on a percentage of gross sales. Additionally, the Company, in certain instances, is responsible for real estate taxes and common area maintenance costs. The leases also provide for renewal options. Future minimum rental commitments, excluding renewal option periods, under these operating lease agreements at December 29, 1996 are as follows:




                                                    RELATED          UNRELATED
               FISCAL YEAR                          PARTIES           PARTIES              TOTAL
               -----------                         ----------        -----------         -----------
         1997..............................        $  102,879        $ 2,097,964         $ 2,200,843
         1998..............................           102,879          2,112,873           2,215,752
         1999..............................           102,879          2,000,331           2,103,210
         2000..............................           111,881          1,851,205           1,963,086
         2001..............................           118,311          1,746,669           1,864,980
         Thereafter........................           948,463         16,318,415          17,266,878
                                                   ----------       ------------        ------------
                                                   $1,487,292        $26,127,457         $27,614,749
                                                   ==========       ============        ============

     Future minimum rental commitments have been reduced by future minimum sublease rentals of $431,915 due under non-cancelable subleases.

     Rent expense was $1,365,138, $1,918,955 and $2,292,827 (net of $94,850 in
     sublease rentals) in Fiscal 1994, Fiscal 1995 and Fiscal 1996, respectively, which included $130,076, $97,288 and $102,879, respectively, paid to related parties.

     Rent expense is recorded in the accompanying consolidated financial statements on the straight-line basis in accordance with generally accepted accounting principles. Actual rent is paid in accordance with the lease terms. The excess of rent expense over actual rent paid in Fiscal 1994, Fiscal 1995 and Fiscal 1996 was $494,085, $332,950 and $76,655,
     respectively.

     In July 1995, the Company entered into sale/leaseback transactions with an unrelated party for two of its owned restaurant sites, which resulted in net proceeds that approximated the carrying value of the land, buildings and fixtures sold. The resulting leases are accounted for as operating leases.

     Employment Agreements

     In September 1995, the Company entered into an employment agreement with its President which calls for minimum annual compensation of $250,000 through September 1998.

     Franchise Development Agreements

     The Company has entered into domestic and international area development and franchise agreements, one of which is with a related party, granting the right to develop Pollo Tropical restaurants in certain states, the Caribbean and Latin America. The Company's standard franchise agreement has a 15-year term and provides for an initial franchise fee and a continuing royalty, based upon gross sales. The agreements grant the franchisee the rights to operate restaurants and use the associated trade name and trademark within the standards and guidelines established by the Company.

     Guarantee

     The Company was contingently liable under a guarantee with respect to a loan (in the amount of approximately $514,000 at December 29, 1996) made by a bank to a related party. In November 1993, the related party refinanced this loan and the Company was released from its guarantee, however, the loan remains collateralized by all the assets of one of the Company's operating restaurants.

     Accrued Restaurant Closure Expenses

     During Fiscal 1995, the Company accrued estimated expenses in the amount of $1,565,108 for two restaurants closed in October 1995. The estimated expenses consisted of $1,243,626 in net losses on disposal of fixed assets and $321,482 in estimated liabilities associated with termination of leases. The assets related to the Fiscal 1995 closed restaurants were disposed of during Fiscal 1996 resulting in a gain in the amount of $174,047. This gain is primarily attributable to the sale of the one restaurant site and the reversal of an accrual due to a more favorable economic transaction than originally estimated associated with the subleasing of the other restaurant site.

     In the fourth quarter of Fiscal 1996, the Company accrued estimated expenses in the amount of $6,498,289 associated with the closing of six restaurants. The estimated expenses consist of $5,713,142 in net losses on disposal of fixed assets, $670,237 in estimated liabilities associated with termination of leases and $114,910 associated with employee termination benefits. Any difference between these estimated expenses and the actual amounts of such expenses will be recorded during the period in which such differences become known.

     Litigation, Claims and Assessments

     From time to time, the Company may be engaged in routine litigation and disputes incidental to its business. The Company does not believe that the ultimate resolution of any of these matters will have a material adverse effect on the accompanying consolidated financial statements.

(11) RELATED-PARTY TRANSACTIONS

     Included in Other restaurant operating expenses for the year ended January 1, 1995 is $35,500 paid to a related party for accounting services.

     Included in capital expenditures for the years ended January 1, 1995, December 31, 1995 and December 29, 1996 are $175,164, $26,758 and $32,920,
     respectively, paid to a related party for architectural services.

     Included in Deferred franchise fee income as of December 31, 1995 and December 29, 1996 is $120,000 received from a related party for initial franchise fees.

     See Notes 7 and 10 for other related-party transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                    - NONE -

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The information required by this Item 10 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.   FINANCIAL STATEMENTS:

          Reference is made to the index set forth on page 19 of this Annual Report on Form 10-K.

     2.   FINANCIAL STATEMENT SCHEDULES:

          Financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

     3.   EXHIBITS:


          EXHIBIT
          NO.      DESCRIPTION
          -------  --------------------------------------------------------------

          3.1      Registrant's Amended and Restated Articles of Incorporation(2)
          3.2      Registrant's Amended and Restated Bylaws(2)
         10.1      1993 Stock Option Plan (filed as exhibit 10.1 to the
                   Registrant's registration statement on Form S-8 (Reg. No.
                   33-74370) and incorporated herein by reference)(3)
         10.2      1995 Directors Stock Option Plan (3)(5)
         10.5      Employment Agreement, between the Registrant and Nicholas A.
                   Castaldo (3)(4)
         10.6      Lease Agreement with Verde Properties Limited Company(2)
         10.9      Lease Agreement with Norton S. Pallot, Gloria M. Pallot, Howard M.
                   Katzen, Barbara P. Katzen, S. Ronald Pallot and Gloria C. Pallot(2)
        10.10      Advisory Agreement with Miller Advisory Corp.(2)
        10.11      Forms of ARM Development Agreement and Franchise Agreement
        10.18      $1,000,000 Promissory Note to Food Spot Corporation(2)
        10.19      $7,000,000 Line of Credit with NationsBank of Florida, N.A.(4)
        10.20      $10,000,000 Line of Credit with NationsBank of Florida, N.A.(4)
        10.21      Employment Agreement between the Registrant and Daniel O'Grady
                   (3)(4)
        10.22      1995 Stock Option Plan (3)(5)
        10.23      1995 Bonus/Fee Plan (3)(5)
        10.24      1995 Restricted Stock Plan (3)(5)
        10.25      $25,000,000 Credit Agreement with First Union National Bank of
                   Florida(4)
        10.26      Waiver and Modification to the $25,000,000 Credit Agreement with
                   First Union National Bank of Florida (1)
        22.1       Subsidiaries of the Registrant(2)
        23.2       Consent of Arthur Andersen LLP(1)
        27.1       Article 5 of Regulation S-X Financial Data Schedule for Year-end 10-K (for SEC use only)

     ____________________
     (1) Filed herewith
     (2) Incorporated by reference to the exhibit with the same number filed with the Registrant's Registration Statement on Form S-1 (File No. 33-68266)
     (3) Executive Compensation Plans and Arrangements
     (4) Previously filed
     (5) Incorporated by reference to the exhibits with the same number filed with the Registrant's Registration Statement on Form S-8 (File No. 333-22441)

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 27, 1997.

                                        POLLO TROPICAL, INC.

                                        By:/S/ LARRY J. HARRIS
                                        ---------------------------------------
                                           Larry J. Harris
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.



       SIGNATURE               TITLE                            DATE
    ------------------------  ---------------------------  --------------


    /S/ LARRY J. HARRIS       Chairman and Chief           March 27, 1997
    ------------------------  Executive Officer
    Larry J. Harris           (Principal Executive
                              Officer)

    /S/ STUART I. HARRIS      Vice Chairman and Secretary  March 27, 1997
    ------------------------
    Stuart I. Harris


    /S/ NICHOLAS A. CASTALDO  President and Director       March 27, 1997
    ------------------------
    Nicholas A. Castaldo


    /S/ WILLIAM CARL DREW     Chief Financial Officer      March 27, 1997
    ------------------------
    William Carl Drew


    /S/ VIVIAN LOPEZ-BLANCO   Controller                   March 27, 1997
    ------------------------
    Vivian Lopez-Blanco


    /S/ RONALD L. MILLER      Director                     March 27, 1997
    ------------------------
    Ronald L. Miller


    /S/ CRAIG M. NASH         Director                     March 27, 1997
    ------------------------
    Craig M. Nash


    /S/ ALAN VITULI           Director                     March 27, 1997
    ------------------------
    Alan Vituli


    /S/ CLAYTON WILHITE       Director                     March 27, 1997
    ------------------------
    Clayton Wilhite

