Form 10-Q
period 1997-03-30
POLLO TROPICAL INC
filed 1997-05-14
CIK 911601

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 30, 1997

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ____________ to ______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1997: 8,133,799 shares of common stock, par value $.01.

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                          QUARTER ENDED MARCH 30, 1997


                                                                    Page
                                                                    ----
Part I - Financial Information


Condensed Consolidated Balance Sheets
  December 29, 1996 and March 30, 1997 ..........................    3

Condensed Consolidated Statements of Income
  Quarters Ended March 31, 1996 and March 30, 1997 ..............    4

Condensed Consolidated Statements of Cash Flows
  Quarters Ended March 31, 1996 and March 30, 1997 ..............    5

Notes to Condensed Consolidated Financial Statements ............    6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations ...........................    8


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K .......................   13

Signature Page ..................................................   14

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     December 29,    March 30,
                                                                        1996           1997
                                                                     ------------    ---------
                                                                                    (Unaudited)
                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ....................................   $    94,490   $   656,471
   Inventories ..................................................       314,865       313,134
   Prepaid expenses .............................................       294,589       468,718
   Prepaid income taxes .........................................       354,062       281,617
   Deferred income taxes ........................................     1,583,649     1,065,755
   Other current assets .........................................       554,689       355,616
                                                                    -----------   -----------
    Total current assets ........................................     3,196,344     3,141,311
PROPERTY AND EQUIPMENT,  at cost, less accumulated
   depreciation and amortization ................................    42,539,997    40,447,380
DEFERRED RESTAURANT PRE-OPENING COSTS, net ......................        99,213        61,353
INTANGIBLE ASSETS, net ..........................................       431,892       433,844
LEASEHOLD ACQUISITION COSTS, net ................................     1,423,334     1,401,456
DEPOSITS  AND DEFERRED COSTS ON FUTURE
   RESTAURANT LOCATIONS .........................................        93,338       174,916
OTHER ASSETS ....................................................       737,345       730,234
                                                                    -----------   -----------
    Total assets ................................................   $48,521,463   $46,390,494
                                                                    ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .............................................   $ 2,673,868   $ 1,656,221
   Accrued liabilities ..........................................     1,545,805     1,821,241
   Current maturities of long-term debt .........................        83,773        85,459
   Accrued restaurant closure expenses ..........................     6,273,830     5,435,418
                                                                    -----------   -----------
    Total current liabilities ...................................    10,577,276     8,998,339

LONG-TERM DEBT, net of current maturities .......................    11,290,952     9,684,945
DEFERRED RENT ...................................................     1,361,353     1,409,591
DEFERRED FRANCHISE FEE INCOME ...................................       270,000       270,000
DEFERRED INCOME TAXES ...........................................       879,830       858,579
                                                                    -----------   -----------
    Total liabilities ...........................................    24,379,411    21,221,454
                                                                    -----------   -----------

SHAREHOLDERS' EQUITY:
   Preferred stock ..............................................            --            --
   Common stock .................................................        81,498        81,588
   Additional paid-in capital ...................................    21,708,161    21,735,034
   Retained earnings ............................................     2,352,393     3,352,418
                                                                    -----------   -----------
    Total shareholders' equity ..................................    24,142,052    25,169,040
                                                                    -----------   -----------
    Total liabilities and shareholders' equity...................   $48,521,463   $46,390,494
                                                                    ===========   ===========



     See accompanying notes to condensed consolidated financial statements.

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        For the Quarter Ended
                                                                    ----------------------------
                                                                      March 31,       March 30,
                                                                        1996            1997
                                                                      ---------       ---------
REVENUES:
   Restaurant sales .............................................   $ 14,496,368    $ 15,621,608
   Franchise revenues ...........................................         97,961         180,654
                                                                    ------------    ------------
                                                                      14,594,329      15,802,262
                                                                    ------------    ------------

OPERATING EXPENSES:
   Cost of sales ................................................      5,223,404       5,524,230
   Restaurant payroll ...........................................      3,694,407       3,701,565
   Other restaurant operating expenses ..........................      2,791,982       2,665,591
   General and administrative ...................................      1,363,054       1,503,801
   Depreciation and amortization of property and equipment ......        528,042         497,745
   Amortization of deferred restaurant pre-opening costs ........        128,727          57,265
   Other amortization ...........................................         28,023          24,318
                                                                    ------------    ------------
                                                                      13,757,639      13,974,515
                                                                    ------------    ------------

INCOME FROM OPERATIONS ..........................................        836,690       1,827,747
                                                                    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest, net ................................................       (246,992)       (218,336)
   Other income (expense), net ..................................         11,101           3,273
                                                                    ------------    ------------
                                                                        (235,891)       (215,063)
                                                                    ------------    ------------

INCOME BEFORE INCOME TAXES ......................................        600,799       1,612,684

PROVISION FOR INCOME TAXES ......................................        228,244         612,659
                                                                    ------------    ------------

NET INCOME ......................................................   $    372,555    $  1,000,025
                                                                    ============    ============


NET INCOME PER COMMON SHARE .....................................   $       0.05    $       0.12
                                                                    ============    ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING ...........................................      8,140,124       8,220,065
                                                                    ============    ============




     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          For the Quarter Ended
                                                                                          ---------------------
                                                                                          March 31,     March 30,
                                                                                            1996          1997
                                                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income .......................................................................   $   372,555    $ 1,000,025
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...................................................       684,792        579,327
    Loss on disposal of property and equipment ......................................         7,731          2,343
    Deferred rent ...................................................................        49,129         48,239
    Amortization of deferred compensation ...........................................         1,929         10,144
    Deferred income taxes ...........................................................       298,796        496,642
    Amortization of deferred loan costs .............................................         4,134          5,072
    Changes in operating assets and liabilities:
     (Increase) decrease in-
       Inventories ..................................................................        31,437          1,731
       Prepaid expenses .............................................................      (104,582)      (174,129)
       Prepaid income taxes .........................................................      (101,153)        86,654
       Other current assets .........................................................       (14,429)       199,073
       Deferred restaurant pre-opening costs ........................................      (139,884)       (19,404)
       Other assets .................................................................        26,098          7,111
     Increase (decrease) in-
       Accounts payable and accrued liabilities .....................................       (93,650)      (742,211)
       Deferred franchise fee income ................................................       (27,500)            --
       Accrued restaurant closure expenses ..........................................       (56,633)       906,867
       Income taxes payable .........................................................            --             --
                                                                                        -----------    -----------
       Total adjustments ............................................................       566,215      1,407,459
                                                                                        -----------    -----------
       Net cash provided by operating activities ....................................       938,770      2,407,484
                                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .............................................................    (1,990,361)      (151,024)
   Payment for intangible assets ....................................................        (7,498)       (11,189)
   Payment for leasehold acquisition costs ..........................................        (1,900)            --
   (Increase) decrease in deposits  and deferred costs on future
      restaurant locations ..........................................................       111,660        (81,579)
                                                                                        -----------    -----------
       Net cash used in investing activities ........................................    (1,888,099)      (243,792)
                                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving credit agreement .....................     1,100,313     (1,604,321)
   Proceeds from exercise of stock options ..........................................         5,799          2,610
                                                                                        -----------    -----------
       Net cash  (used in) provided by  financing
        activities ..................................................................     1,106,112     (1,601,711)
                                                                                        -----------    -----------
       Net increase in cash and cash
        equivalents .................................................................       156,783        561,981
   Cash and cash equivalents, beginning of period ...................................       691,324         94,490
                                                                                        -----------    -----------
   Cash and cash equivalents, end of period .........................................   $   848,107    $   656,471
                                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for -
       Interest, net ................................................................   $   250,298    $   218,530
                                                                                        ===========    ===========
       Income taxes .................................................................   $    18,086    $    23,085
                                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
       Tax benefit from exercise of stock options
       recorded to additional paid-in capital .......................................   $    11,860    $    14,209
                                                                                        ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 1997
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 29, 1996, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K (File No. 0-22422) for the year ended December 29, 1996.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the periods indicated. Results of operations for the quarter ended March 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 28, 1997.

(2)      ACCOUNTING POLICIES

During interim periods the Company follows the accounting policies set forth in its consolidated financial statements included in its Annual Report on Form 10-K (File No. 0-22422). Reference should be made to such financial statements for information on such accounting policies and further financial details.

(3)      NEWLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 supercedes the previous standard (Accounting Principles Board Opinion No.
15), modifies the methodology for calculating earnings per share, and is effective for annual periods ending after December 15, 1997; early adoption is not permitted. Upon adoption in its annual financial statements for the year ending December 28, 1997, the Company will be required to restate previously reported earnings per share data to conform with the requirements of SFAS No.
128. Had the provisions of SFAS No. 128 been applicable to the accompanying condensed consolidated financial statements, basic and diluted earnings per share, as calculated in accordance with the provisions of SFAS No. 128, would not have been different than the historical earnings per share amounts reported herein.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "Forward Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1955. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Pollo Tropical, Inc. stores to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating initiatives; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability, locations, and terms of sites for store development and the real estate market conditions in general; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q or in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's operating results showed substantial improvement during the first quarter ended March 30, 1997 reflecting several strategic changes made in 1996 which will continue to affect operating results in 1997. The implementation of effective marketing strategies continue to have positive results for the fourth consecutive quarter with same-store sales increasing 7.8% for the first quarter of 1997 compared with the same period of the prior year. The company believes that the trend of improvement in the same-store sales is primarily due to the more effective implementation in its core markets of its marketing strategies including everyday value pricing on selected menu items, separate advertising campaigns aimed toward its dual-target audiences, a successful new product launch and improved customer service. The Company also made the strategic decision to focus Company-owned growth in the South and Central Florida markets and close the six stores outside of those markets, as well as the strategic decision to upgrade the organization with an emphasis on improved controls and operational execution. As a result of these changes the Company's operating margins have improved substantially to 11.7% as a percentage of restaurant sales for the first quarter of 1997 compared with 5.8% for the same period of the prior year. During the first quarter of 1997 one store closed, the last of the six Company-owned restaurants outside of the South and Central Florida markets, and one additional store opened, bringing the total number of Company-owned restaurants to 35.


Two additional franchised units opened in Puerto Rico and the first franchised unit opened in the Dominican Republic during the first quarter of 1997 reflecting the strategic decision to grow the franchise program through international area development agreements in Central and South America and the Caribbean. The Company further expects to have franchise units open in Ecuador and the Netherland Antilles by the end of 1997. The Company receives exclusivity fees upon signing of area development agreements. Such fees are recognized as revenue when franchise restaurants open or when such agreements terminate. Additionally, when franchise restaurants become operational the Company receives continuing royalties based on sales. As the Company does not control the timing of franchise openings and/or terminations of agreements; the recognition of franchise revenues cannot be accurately predicted and, therefore, may fluctuate significantly on a quarter to quarter basis. The Company has developed, and continues to develop, its corporate infrastructure in order to manage and administer its franchise program.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain selected income statement data as a percentage of restaurant sales, except general and administrative expenses, which is shown as a percentage of total revenues, and certain restaurant data:

                                                                QUARTER ENDED
                                                                -------------
                                                             MARCH 31,    MARCH 30,
                                                               1996         1997
                                                               ----         ----
INCOME STATEMENT DATA:
  Cost of sales .......................................        36.0%       35.4%
  Restaurant payroll ..................................        25.5        23.7
  Other restaurant operating expenses .................        19.3        17.1
  General and administrative ..........................         9.3         9.5
  Depreciation and amortization of property
      and equipment ...................................         3.6         3.2
  Amortization of deferred restaurant
      pre-opening costs ...............................          .9          .4
  Other amortization ..................................          .2          .2
  Income from operations ..............................         5.8        11.7
  Other income (expense), net .........................        (1.6)       (1.4)
  Net income ..........................................         2.6         6.4

RESTAURANT DATA:
 Aggregate restaurant sales increase from
   prior period .......................................         3%          8%
 Number of restaurants open at end of
   period .............................................        37          35



      QUARTER ENDED MARCH 30, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

         RESTAURANT SALES. Restaurant sales for the quarter ended March 30, 1997 increased $1.1 million (8%) to $15.6 million from $14.5 million for the comparable quarter of 1996. This increase was due primarily to a sales increase in restaurants open for the entire quarter for both years. Same-store sales for the quarter ended March 30, 1997 increased 7.8% from the comparable quarter of 1996. This increase in restaurant sales was also due to the additional restaurant sales generated by three new stores added during 1996 and one during the first quarter of 1997 which were offset by the restaurant sales lost by the closing of five stores in the fourth quarter of 1996 and one store in the first quarter of 1997. During the quarter, 34 restaurants operated for the full quarter and two operated for part of the quarter, one of which opened and one of which closed in January 1997, as compared to the prior year quarter when 36 restaurants operated for the full quarter and one operated for part of the quarter.

         FRANCHISE REVENUES. Franchise revenues for the quarter ended March 30, 1997 increased $83,000 to $181,000 from $98,000 for the comparable 1996 period. Franchise revenues generally consist of initial franchise fees which are recognized when a restaurant opens, continuing royalties and fees from operating franchised restaurants, and forfeiture of exclusivity fees when area development agreements are terminated.

         During the quarter ended March 30, 1997, two franchise restaurants opened in Puerto Rico, and one franchise restaurant opened in the Dominican Republic. Between March 30, 1997 and the date of this filing, one additional franchise restaurant opened in Puerto Rico which brings the total number of franchise restaurants open as of the date hereof to eleven. The Company anticipates the opening of six additional international franchise restaurants during the remainder of Fiscal 1997.

         COST OF SALES. Cost of sales which consists of food, beverage, and paper and supply costs, decreased 60 basis points for the quarter ended March 30, 1997 to 35.4%, as a percentage of restaurant sales, from 36.0% for the comparable quarter of the prior year. This decrease was primarily due to favorably re-negotiated contract prices on certain paper products. Food cost as a percent of sales remained the same even though the average market price for chicken increased approximately 11% for the quarter ended March 30, 1997 compared to the same quarter of the prior year. The successful launch of the new pork product line in the Company's South Florida markets during the third quarter of Fiscal 1996 also increased the relative food costs. These factors were offset by re-negotiated contract prices on certain food items and distribution services, selective menu re-pricing implemented in the third quarter of Fiscal 1996, improved operating efficiencies and controls, and the Company's strategy of concentrating store growth in its core markets of South and Central Florida resulting in the closing of six Company-owned restaurants which had high cost of sales relative to their restaurant sales.

         RESTAURANT PAYROLL. Restaurant payroll expense, which consists of restaurant management and hourly employee wages, payroll taxes, workers' compensation insurance and group health insurance, decreased 180 basis points for the quarter ended March 30, 1997 to 23.7%, as a percentage of restaurant sales, from 25.5% for the comparable quarter of the prior year. This decrease was primarily due to the Company's strategic decision to close six Company-owned restaurants which had high payroll expenses relative to their sales. In addition, higher sales volumes for the quarter ended March 30, 1997 and increased controls placed on labor scheduling at the unit level further reduced payroll expense as a percentage of sales as compared to the same quarter of the prior year.

         OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses consist of all restaurant operating costs other than cost of sales, payroll expenses and include occupancy costs, utilities and advertising expenses. These expenses decreased 220 basis points for the quarter ended March 30, 1997 to 17.1%, as a percentage of restaurant sales, from 19.3% for the same period of the prior year. The largest component of this change was advertising expense, which decreased 120 basis points to 4.0%, as a percentage of restaurant sales, from 5.2% during the comparable quarter of the prior year. This decrease was due to the Company's strategic decision to close six Company-owned restaurants and eliminating the marketing expenditures in those areas. The decrease in operating expenses was also a result of a decrease in occupancy costs of 70 basis points to 4.4%, as a percentage of restaurant sales from 5.1%, for the comparable quarter of the prior year. This decrease was due to the Company's strategic decision to close six Company-owned restaurants which had high occupancy costs relative to their sales. In addition, the fixed cost nature of occupancy costs relative to the higher sales volume experienced during the quarter also contributed to the improvement.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G & A") expenses increased 20 basis points for the quarter ended March 30, 1997 to 9.5%, as a percentage of total revenues, from 9.3% for the comparable quarter of the prior year.

         DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT. Depreciation and amortization of property and equipment decreased 40 basis points for the quarter ended March 30, 1997 to 3.2%, as a percentage of restaurant sales, from 3.6% for the comparable quarter of the prior year. This decrease was due to the Company's strategic decision to close six Company-owned restaurants in the expansion markets which had high depreciation costs relative to their sales volumes.

         AMORTIZATION OF DEFERRED RESTAURANT PRE-OPENING COSTS. Amortization of deferred pre-opening costs decreased 50 basis points for the quarter ended March 30, 1997 to 0.4%, as a percentage of restaurant sales, from 0.9% for the same period of the prior year. This decrease was the result of fewer new restaurants opened during the 12 months ended March 30, 1997 as compared to the 12 months period ended March 31, 1996.

         OTHER AMORTIZATION. Other amortization consists of amortization of intangibles such as trademarks, prepaid loan costs, organization costs and leasehold acquisition costs. Other amortization remained level at 0.2%, as a percentage of restaurant sales, for the quarter ended March 30, 1997 as compared to the same quarter of the prior year.

          OTHER INCOME (EXPENSES). The Company incurred interest costs of $218,531 during the quarter ended March 30, 1997. Interest costs were not significantly offset by interest income. During the same quarter of the prior year, the Company incurred interest costs of $270,154 of which $19,856 was capitalized as construction cost. Such interest cost was further offset by $3,306 in interest income.

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

         During the quarter ended March 30, 1997, the Company generated an aggregate of $2.4 million of cash flow from operations and reduced its long-term indebtedness by $1.6 million. During such period, the Company opened one new restaurant, of which most of the capitalizable expenditures were incurred during Fiscal 1996. Capital expenditures for the quarter totaled $.2 million. The anticipated capital needed for the development of the restaurant to open in the third quarter is approximately $.9 million.

         The Company has a $25 million line of credit facility from a commercial bank, which provides for advances of up to $25,000,000; however, the lender has no obligation to make further advances after July 13, 1998. Borrowing capacity under the Loan can also be used to secure letters of credit, $150,000 of which were outstanding as of March 30, 1997. As of the quarter ended March 30, 1997, there was an additional borrowing capacity under the credit line of $15.3 million, and as of May 8, 1997 the available borrowing capacity under the line was $18.1 million.

         The Company anticipates that the funds under its existing credit facility combined with cash flow from operations will be sufficient to fund its planned new restaurant openings and other cash needs throughout Fiscal 1997.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                Exhibit
                No.           Description
                -------       ------------
                27.1          Article 5 of Regulation S-X
                              Financial Data Schedule for
                              1st Quarter 10-Q (for SEC use only)

                10.27 Amendment, dated May 7, 1997, to the Employment Agreement of Nicholas A. Castaldo.

         (b) During the quarter ended March 30, 1997, the Company did not file any reports on Form 8-K.



All other items under Part II are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            POLLO TROPICAL, INC.



                                            /s/Larry J. Harris
                                            -----------------------
                                            LARRY J. HARRIS
                                            Chief Executive Officer



                                            /s/William Carl Drew
                                            -----------------------
                                            WILLIAM CARL DREW
                                            Chief Financial Officer


                                            /s/ Vivian Lopez-Blanco
                                            -----------------------
                                            VIVIAN LOPEZ-BLANCO
                                            Controller



DATE:  May 13, 1997