Form 10-Q
period 1997-06-29
POLLO TROPICAL INC
filed 1997-08-13
CIK 911601

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 29, 1997

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                        to
                                        ----------------------    -------------

         Commission file number: 0-22422

                              POLLO TROPICAL, INC.
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                    65-0100964
         (State or other jurisdiction of           (IRS Employer Identification
         incorporation or organization)                       Number)

         7300 N. KENDALL DRIVE, 8TH FLOOR, MIAMI, FLORIDA         33156
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

                                   Yes      X                   No
                                        --------                   ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1997: 8,164,564 shares of common stock, par value $.01.

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 29, 1997

                                                                           Page


PART I - FINANCIAL INFORMATION
------------------------------


Condensed Consolidated Balance Sheets
  December 29, 1996 and June 29, 1997.....................................  3

Condensed Consolidated Statements of Income
  Three Months and Six Months Ended June 30, 1996 and June 29, 1997.......  4

Condensed Consolidated Statements of Cash Flows
  Six Months Ended June 30, 1996 and June 29, 1997........................  5

Notes to Condensed Consolidated Financial Statements .....................  6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations ....................................  8


Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.............. 20

Item 6.  Exhibits and Reports on Form 8-K ................................ 20

Signature Page ........................................................... 21


                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     December 29,    June 29,
                                                                         1996         1997
                                                                     -----------   -----------
                                                                                   (Unaudited)

                                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .....................................  $    94,490   $ 1,139,181
   Inventories ...................................................      314,865       324,395
   Prepaid expenses ..............................................      294,589       501,249
   Prepaid income taxes ..........................................      354,062        44,570
   Deferred income taxes .........................................    1,583,649       789,723
   Other current assets ..........................................      554,689       467,856
                                                                    -----------   -----------
    Total current assets .........................................    3,196,344     3,266,974

PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation and amortization .................................   42,539,997    38,616,585
DEFERRED RESTAURANT PRE-OPENING COSTS, net .......................       99,213        31,816
INTANGIBLE ASSETS, net ...........................................      431,892       447,365
LEASEHOLD ACQUISITION COSTS, net .................................    1,423,334     1,379,578
DEPOSITS AND DEFERRED COSTS ON FUTURE
   RESTAURANT LOCATIONS ..........................................       93,338        17,902
NOTE RECEIVABLE, net of current portion ..........................           --       850,975
OTHER ASSETS .....................................................      737,345       697,488
                                                                    -----------   -----------
    Total assets .................................................  $48,521,463   $45,308,683
                                                                    ===========   ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..............................................  $ 2,673,868   $ 2,373,445
   Accrued liabilities ...........................................    1,545,805     2,862,435
   Current maturities of long-term debt ..........................       83,773        94,135
   Accrued restaurant closure expenses ...........................    6,273,830     4,603,203
                                                                    -----------   -----------
    Total current liabilities ....................................   10,577,276     9,933,218

LONG-TERM DEBT, net of current maturities ........................   11,290,952     6,537,538
DEFERRED RENT ....................................................    1,361,353     1,442,463
DEFERRED FRANCHISE FEE INCOME ....................................      270,000       200,000
DEFERRED INCOME TAXES ............................................      879,830       753,090
                                                                    -----------   -----------
    Total liabilities ............................................   24,379,411    18,866,309
                                                                    -----------   -----------

SHAREHOLDERS' EQUITY:
   Preferred stock ...............................................           --            --
   Common stock ..................................................       81,498        81,781
   Additional paid-in capital ....................................   21,708,161    21,858,597
   Retained earnings .............................................    2,352,393     4,501,996
                                                                    -----------   -----------
    Total shareholders' equity ...................................   24,142,052    26,442,374
                                                                    -----------   -----------
    Total liabilities and shareholders' equity ...................  $48,521,463   $45,308,683
                                                                    ===========   ===========



     See accompanying notes to condensed consolidated financial statements.

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                     For the Three Months Ended               For the Six Months Ended
                                            ---------------------------------------   ---------------------------------------
                                                    June 30,            June 29,             June 30,              June 29,
                                                     1996                1997                 1996                  1997
                                            -------------------  ------------------   ------------------   -------------------
REVENUES:
  Restaurant sales                                 $16,247,877         $16,194,943          $30,744,245           $31,816,551
  Franchise revenues                                   194,026             242,498              291,987               423,152
                                            ------------------   -----------------    -----------------    ------------------
                                                    16,441,903          16,437,441           31,036,232            32,239,703
                                            ------------------   -----------------    -----------------    ------------------
OPERATING EXPENSES:
  Cost of sales                                      6,151,006           5,640,113           11,374,410            11,164,343
  Restaurant payroll                                 4,027,719           3,770,262            7,722,126             7,471,827
  Other restaurant operating expenses                3,344,200           3,003,221            6,136,182             5,668,812
  General and administrative                         1,296,737           1,440,521            2,621,358             2,902,578
  Depreciation and amortization of property
     and equipment                                     556,367             501,400            1,084,409               999,145
  Amortization of deferred restaurant
     pre-opening costs                                 131,787              29,537              260,514                86,802
  Other amortization                                    48,507              59,143              114,963               125,205
                                            ------------------  ------------------   ------------------   -------------------
                                                    15,556,323          14,444,197           29,313,962            28,418,712
                                            ------------------  ------------------   ------------------   -------------------

INCOME FROM OPERATIONS                                 885,580           1,993,244            1,722,270             3,820,991
                                            ------------------  ------------------   ------------------   -------------------

OTHER INCOME (EXPENSES):
  Interest, net                                       (247,764)           (144,523)            (494,756)             (362,859)
  Other, net                                            11,550               5,137               22,651                 8,410
                                            ------------------   -----------------   ------------------   -------------------
                                                      (236,214)           (139,386)            (472,105)             (354,449)
                                             -----------------   -----------------   ------------------   -------------------

INCOME BEFORE INCOME TAXES                             649,366           1,853,858            1,250,165             3,466,542

PROVISION FOR INCOME TAXES                             246,694             704,280              474,938             1,316,939

                                            ------------------  ------------------   ------------------   -------------------
NET INCOME                                         $   402,672         $ 1,149,578          $   775,227           $ 2,149,603
                                           ===================  ==================   ==================   ===================

NET INCOME PER COMMON SHARE                        $      0.05         $      0.14          $      0.10           $      0.26
                                           ===================  ==================   ==================   ===================

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                 8,154,087           8,272,230            8,147,105             8,246,147
                                           ===================  ==================   ==================   ===================



     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   For the Six Months Ended
                                                                       ------------------------------------------------
                                                                                June 30,                    June 29,
                                                                                  1996                        1997
                                                                       ------------------         ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income .....................................................             $ 775,227                   $2,149,603
                                                                       ------------------         --------------------
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .................................             1,459,886                    1,211,152
    Loss on disposal of property and equipment.....................               123,869                        6,481
    Deferred rent..................................................                98,257                       81,110
    Amortization of stock based compensation.......................                 3,858                       33,788
    Deferred income taxes .........................................               144,325                      667,186
    Amortization of deferred loan costs............................                    --                        5,072
    Changes in operating assets and liabilities:
     (Increase) decrease in-
       Inventories ................................................               (25,654)                      (9,530)
       Prepaid expenses ...........................................              (137,238)                    (206,660)
       Prepaid income taxes........................................               142,170                      337,117
       Other current assets .......................................                13,244                       39,251
       Deferred restaurant pre-opening costs.......................              (226,591)                     (19,404)
       Other assets ...............................................                76,741                       39,857
     Increase (decrease) in-
       Accounts payable and accrued liabilities ...................               835,617                    1,029,503
       Deferred franchise fee income...............................              (175,000)                     (70,000)
       Accrued restaurant closure expenses.........................              (103,224)                     982,405
                                                                       ------------------          -------------------
       Total adjustments ..........................................             2,230,260                    4,127,328
                                                                       ------------------          -------------------
       Net cash provided by operating activities ..................             3,005,487                    6,276,931
                                                                       ------------------          -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...........................................            (3,156,587)                    (616,098)
   Payment for intangible assets ..................................                (4,567)                     (38,036)
   Payment for leasehold acquisition costs.........................                (2,049)                          --
   (Increase) decrease in deposits  and deferred costs on future
      restaurant locations.........................................               103,332                       75,436
                                                                       ------------------          -------------------
       Net cash used in investing activities ......................            (3,059,871)                    (578,698)
                                                                       ------------------          -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving credit agreement....               413,171                   (4,742,845)
   Proceeds from issuance of common stock..........................                13,049                       89,303
                                                                       ------------------          -------------------
       Net cash provided by (used in) financing activities ........               426,220                   (4,653,542)
                                                                       ------------------          -------------------
       Net increase in cash and cash equivalents ..................               371,836                    1,044,691
   Cash and cash equivalents, beginning of period..................               691,324                       94,490
                                                                       ------------------          -------------------
   Cash and cash equivalents, end of period .......................            $1,063,160                   $1,139,181
                                                                       ==================          ===================

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for-
       Interest, net...............................................             $ 542,032                     $295,711
                                                                       ==================          ===================
       Income taxes ...............................................             $ 158,086                     $253,085
                                                                       ==================          ===================
   Tax benefit from stock options recorded to additional
         paid-in capital...........................................              $ 42,058                      $27,628
                                                                       ==================          ===================
   Noncash investing and financing activities:
         Note received from sale of company owned store............                    --                     $880,000
                                                                       ==================          ===================



     See accompanying notes to condensed consolidated financial statements.

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 29, 1997
                                   (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the periods indicated. Results of operations for the three months and six months ended June 29, 1997 are not necessarily indicative of the results to be expected for the year ending December 28, 1997.

(2)      ACCOUNTING POLICIES

During interim periods the Company follows the accounting policies set forth in its consolidated financial statements included in its Annual Report on Form 10-K (File No. 0-22422). Reference should be made to such financial statements for information on such accounting policies and further financial details. Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)      NEWLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 supersedes the previous standard (Accounting Principles Board Opinion No.
15), modifies the methodology for calculating earnings per share, and is effective for annual periods ending after December 15, 1997; early adoption is not permitted. Upon adoption in its annual financial statements for the year ending December 28, 1997, the Company will be required to restate previously reported earnings per share data to conform with the requirements of SFAS No.
128. Had the provisions of SFAS No. 128 been applicable to the accompanying condensed consolidated financial statements, basic and diluted earnings per share, as calculated in accordance with the provisions of SFAS No. 128, would not have been different than the historical earnings per share amounts reported herein.

(4)      NOTE RECEIVABLE

In conjunction with the disposal and sale of a restaurant closed during the fourth quarter of 1996, the Company recorded a note receivable in the amount of $880,000. The note bears interest at a rate of 10% per annum based on a 15 year amortization period, monthly payments and a balloon payment due in five years from the date of the note. The note is secured by a mortgage on the restaurant location.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's operating results showed continued improvement during the second quarter ended June 29, 1997 reflecting several strategic changes made in 1996 which will continue to affect operating results in 1997. The Company operated the second quarter of 1997 with fewer restaurants compared to the same period of the prior year resulting in a slight decline in total restaurant sales. However, the implementation of effective marketing strategies continue to have positive results for the fifth consecutive quarter with same-store sales increasing 4.3% for the second quarter ended June 29, 1997 compared with the same quarter of the prior year ended June 30, 1996. The Company believes that the trend of improvement in same-store sales is primarily due to the more effective implementation in its core markets of its marketing strategies including everyday value pricing on selected menu items, separate advertising campaigns aimed toward its dual-target audiences, a successful new product launch and improved customer service. The Company expects restaurant revenue to be lower in the third quarter of 1997, as compared to the same period of the prior year, because of fewer stores operating during the period resulting from the strategic decision to focus Company-owned growth in the South and Central Florida markets and to close the six stores outside of those markets. The Company also made the strategic decision to upgrade the organization with an emphasis on improved controls and operational execution. As a result of these changes and other factors, the Company's income from operations continued to improve to 12.3% as a percentage of restaurant sales for the second quarter of 1997 compared with 5.4% for the same period of the prior year.

Two additional franchised units opened in Puerto Rico, one additional unit opened in the Dominican Republic and the first franchised unit opened in Ecuador during the second quarter of 1997, reflecting the strategic decision to grow the franchise program through international area development agreements in Central and South America and the Caribbean. The Company further expects to have additional franchise units open in Ecuador as well as the first unit open in the Netherland Antilles by the end of 1997. The Company receives exclusivity fees upon signing of area development agreements. Such fees are recognized as revenue when franchise restaurants open or when such agreements terminate. Additionally, when franchise restaurants become operational the Company receives continuing royalties based on sales. As the

Company does not control the timing of franchise openings and/or terminations of agreements, the recognition of franchise revenues cannot be accurately predicted and, therefore, may fluctuate significantly on a quarter to quarter basis. The Company has developed, and continues to develop, its corporate infrastructure in order to manage and administer its franchise program.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain selected income statement data as a percentage of restaurant sales, except general and administrative expenses, which is shown as a percentage of total revenues, and certain restaurant data:

                                                 Three Months Ended                Six Months Ended
                                             ---------------------------      ---------------------------
                                              June 30,        June 29,         June 30,        June 29,
                                                1996            1997             1996            1997
                                             -----------     -----------      ------------    -----------
INCOME STATEMENT DATA:
Operating expenses:
  Cost of sales.............................    37.9%           34.8%             37.0%         35.1%
  Restaurant payroll........................    24.8            23.3              25.1          23.5
  Other restaurant operating expenses.......    20.6            18.5              20.0          17.8
  General and administrative expenses.......     7.9             8.8               8.4           9.0
  Depreciation and amortization of
    property and equipment..................     3.4             3.1               3.5           3.1
  Amortization of deferred restaurant
    pre-opening costs.......................      .8              .2                .9            .3
  Other amortization........................      .3              .4                .4            .4
Income from operations......................     5.4            12.3               5.6          12.0
Other expenses..............................     1.5              .9               1.5           1.1
Net income..................................     2.5%            7.1%              2.5%          6.8%

RESTAURANT DATA:
Aggregate restaurant sales increase from
  prior period..............................      12%             --                 8%            3%
Number of restaurants open at end of
  period....................................      40              35                40            35


       QUARTER ENDED JUNE 29, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

         RESTAURANT SALES. Restaurant sales for the quarter ended June 29, 1997 decreased $53,000 (.3%) to $16.2 million from $16.3 million for the comparable quarter of 1996. This decrease in restaurant sales was primarily due to a fewer number of restaurants open during the quarter ended June 29, 1997 as compared to the same period of the prior year resulting from the closing of five restaurants in the fourth quarter of 1996 and one restaurant in the first quarter of 1997. During the quarter, 35 restaurants operated for the full quarter as compared to the prior year quarter when 37 restaurants operated for the full quarter and three operated for part of the quarter. The decrease was offset by a sales increase in restaurants open for the entire quarter for both years. Same-store sales for the quarter ended June 29, 1997 increased 4.3% from the comparable quarter of 1996.

         FRANCHISE REVENUES. Franchise revenues for the quarter ended June 29, 1997 increased $48,000 to $242,000 from $194,000 for the comparable 1996 period. Franchise revenues generally consist of initial franchise fees which are recognized when a restaurant opens, continuing royalties and fees from operating franchised restaurants, and forfeiture of exclusivity fees when area development agreements are terminated. Forfeitures of exclusivity fees of $25,000 were recognized during the quarter ended June 29, 1997 as the area development agreement with Carrols Corporation was terminated during the quarter. The Chairman of Carrols Corporation also serves as an outside director of Pollo Tropical. Forfeitures of exclusivity fees of $112,500 were recognized due to the termination of an area development agreement during the quarter ended June 30, 1996.

         During the quarter ended June 29, 1997, two franchise restaurants opened in Puerto Rico, one franchise restaurant opened in the Dominican Republic and the first franchise restaurant opened in Ecuador which brings the total number of franchise restaurants open as of the end of the quarter to 14. The Company anticipates the opening of two to three additional international franchise restaurants during the remainder of 1997.

         COST OF SALES. Cost of sales which consists of food, beverage, and paper and supply costs, decreased 310 basis points for the quarter ended June 29, 1997 to 34.8%, as a percentage of restaurant sales, from 37.9% for the comparable quarter of the prior year. This was primarily due to favorably re-negotiated contract prices on certain food and paper items and distribution services, improved operating efficiencies and controls, the change in the Company's strategy of concentrating store growth in its core markets of South and Central Florida, and selective menu re-pricing implemented in the third quarter of Fiscal 1996. These factors were offset by a sales mix change driven by the introduction of a pork product with higher relative food costs, as well as an increase in the average market price for chicken.

         RESTAURANT PAYROLL. Restaurant payroll expense, which consists of restaurant management and hourly employee wages, payroll taxes, workers' compensation insurance and group health insurance, decreased 150 basis points for the quarter ended June 29, 1997 to 23.3%, as a percentage of restaurant sales, from 24.8% for the comparable quarter of the prior year. This decrease was primarily due to the Company's strategy of concentrating growth in its core markets of South and Central Florida which have lower payroll expenses relative to their sales. In addition, higher average sales volumes for the quarter ended June 29, 1997 and increased controls placed on labor scheduling at the unit level further reduced payroll expense, as a percentage of restaurant sales, as compared to the same quarter of the prior year.

         OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses consist of all restaurant operating costs other than cost of sales, payroll expenses and include occupancy costs, utilities and advertising expenses. These expenses decreased 210 basis points for the quarter ended June 29, 1997 to 18.5%, as a percentage of restaurant sales, from 20.6% for the comparable period of the prior year. The largest component of this decrease was a reduction of expenditures incurred in re-imaging the concept in non-core markets during the quarter ended June 30, 1996 for which no expenditures were incurred for the quarter ended June 30, 1997. The decrease in operating expenses was also a result of a decrease in occupancy costs of 60 basis points to 4.1%, as a percentage of restaurant sales, from 4.7%, for the comparable quarter of the prior year, as a result of the Company's strategy of concentrating growth in its core markets of South and Central Florida which have lower occupancy costs relative to their sales. In addition, the fixed cost nature of occupancy costs relative to the higher sales volume experienced during the quarter also contributed to the percentage decrease.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 90 basis points for the quarter ended June 29, 1997 to 8.8%, as a percentage of total revenues, from 7.9% for the comparable quarter of the prior year. This increase was primarily due to the write-off of costs incurred in investigating and obtaining certain potential restaurant sites which the Company has decided to no longer pursue, and to an increase in expenses for outside professional fees.

         DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT. Depreciation and amortization of property and equipment decreased 30 basis points for the quarter ended June 29, 1997 to 3.1%, as a percentage of restaurant sales, from 3.4% for the comparable quarter of the prior year. This decrease was primarily due to the Company's strategy of concentrating growth in its core markets of South and Central Florida which have lower depreciation costs relative to their sales volumes and because of a fewer number of restaurants operating during the quarter ended June 29, 1997 as compared to the same period of the prior year. This decrease was partially offset by the three new stores added during the second quarter 1996 and one during the first quarter of 1997.

         AMORTIZATION OF DEFERRED RESTAURANT PRE-OPENING COSTS. Amortization of deferred pre-opening costs decreased 60 basis points for the quarter ended June 29, 1997 to .2%, as a percentage of restaurant sales, from .8% for the same period of the prior year. This decrease was the result of fewer new restaurants opened during the 12 months ended June 29, 1997 as compared to the 12 months ended June 30, 1996.

         OTHER AMORTIZATION. Other amortization which consists of amortization of intangibles such as trademarks, prepaid loan costs, organization costs, leasehold acquisition costs and deferred franchise expenses increased slightly by 10 basis points for the quarter ended June 29, 1997, to .4%, as a percentage of restaurant sales, from .3% for the comparable quarter of the prior year.

          OTHER INCOME (EXPENSES). The Company incurred interest costs of $152,940 during the quarter ended June 29, 1997, of which $1,034 was capitalized as construction cost. Such interest cost was further offset by $7,383 in interest income. During the same quarter of the prior year, the Company incurred interest costs of $271,878 of which $17,805 was capitalized as construction cost. Such interest cost was further offset by $6,309 in interest income. This decrease was primarily the result of the lower average balance of debt under the revolving line of credit during the quarter ended June 29, 1997 as compared with the comparable quarter of the prior year.

    SIX MONTHS ENDED JUNE 29, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         RESTAURANT SALES. Restaurant sales for the six months ended June 29, 1997 increased $1.1 million (3%) to $31.8 million from $30.7 million for the comparable six months of 1996. This increase was attributable to a sales increase in restaurants opened for the entire six months for both years. Same-store sales for the six months increased 6% from the comparable period of the prior year. This increase was offset by fewer restaurants open during the six months ended June 29, 1997 as compared to the same period of the prior year. During the six months ended June 29, 1997, 34 restaurants operated for the full six months and two operated for part of the six months, as compared to the prior year six months when 36 restaurants operated for the full six months and four operated for part of the six months.

         FRANCHISE REVENUES. Franchise revenues for the six months ended June 29, 1997 increased $131,000 to $423,000 for the six months ended June 29, 1997 from $292,000 for the six months ended June 30, 1996. Franchise revenues generally consists of initial franchise fees which are recognized when a restaurant opens, continuing royalties and fees from operating franchised restaurants, and forfeiture of exclusivity fees when area development agreements are terminated. Forfeitures of exclusivity fees of $25,000 were recognized during the six months ended June 29, 1997 as the area development agreement with Carrols Corporation was terminated during the quarter. The Chairman of Carrols Corporation also serves as an outside director of Pollo Tropical. Forfeitures of exclusivity fees of $112,500 were recognized due to the termination of an area development agreement during the six months ended June 30, 1996.

         During the six months ended June 29, 1997, four franchise restaurants were opened in Puerto Rico, two franchise restaurants opened in the Dominican Republic, and one franchise restaurant opened in Ecuador. The Company anticipates the opening of two to three additional franchise restaurants during the remainder of 1997.

         COST OF SALES. Cost of sales which consists of food, beverage and paper and supply costs, decreased 190 basis points for the six months ended June 29, 1997 to 35.1%, as a percentage of restaurant sales, from 37.0% for the comparable six months of the prior year. This was primarily due to favorably re-negotiated contract prices on certain food and paper items and distribution services, selective menu re-pricing implemented in the third quarter of Fiscal 1996, the change in the Company's strategy of concentrating store growth in its core markets of South and Central Florida, and improved operating efficiencies and controls. These factors were offset by a sales mix change driven by the introduction of a pork product with higher relative food costs, as well as an increase in the average market price for chicken.

         RESTAURANT PAYROLL. Restaurant payroll expense, which consists of restaurant management and hourly employee wages, payroll taxes, workers' compensation insurance and group health insurance, decreased 160 basis points for the six months ended June 29, 1997 to 23.5%, as a percentage of restaurant sales, from 25.1% for the comparable period of the prior year. This decrease was primarily due the Company's strategy of concentrating growth in its core markets of South and Central Florida which have lower payroll expenses relative to their sales. In addition, higher average sales volumes in the six months ended June 29, 1997 and increased controls placed on labor scheduling at the unit level further reduced payroll as a percentage of restaurant sales as compared to the comparable period of the prior year.

         OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses consist of all restaurant operating costs other than payroll expenses and include occupancy costs, utilities and advertising expenses. These expenses decreased 220 basis points for the six months ended June 29, 1997 to 17.8%, as a percentage of restaurant sales, from 20.0% for the comparable period of the prior year. The largest component of the decrease in other restaurant operating expenses was due to occupancy costs which decreased 70 basis points to 4.2%, as a percentage of restaurant sales, from 4.9% during the comparable period of the prior year. This decrease was due to the Company's strategy of concentrating growth in its core markets of South and Central Florida which have lower occupancy costs relative to their sales. Another component of this change was advertising expense which decreased 60 basis points to 4.9%, as a percentage of restaurant sales, from 5.5% during the comparable period of the prior year, as a result of the Company's strategy of concentrating growth in its core markets of South and Central Florida eliminating the marketing expenditures for the five restaurants closed during the second half of 1996 and the one restaurant closed during the first half of 1997. The decrease in other restaurant operating expenses was also a result of a decrease in utilities expense of 50 basis points to 4.2%, as a percentage of restaurant sales, from 4.7% for the comparable period of the prior year, as a result of the Company's strategy of concentrating growth in its core markets of South and Central Florida which have lower utilities expenses relative to their sales. In addition, the fixed cost nature of occupancy costs and utility costs relative to the higher sales volume experienced during the six months also contributed to the percentage decrease.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense for the six months ended June 29, 1997 increased 60 basis points for the six months ended June 29, 1997 to 9.0%, as a percentage of restaurant sales, from 8.4% for the comparable period of the prior year. This increase was primarily due to an increase in expenses for outside professional fees and, to the write-off of costs incurred in investigating and obtaining certain potential restaurant sites which the Company has decided to no longer pursue.

         DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT. Depreciation and amortization of property and equipment decreased by 40 basis points for the six months ended June 29, 1997 to 3.1%, as a percentage of restaurant sales, from 3.5% for the comparable period of the prior year. This decrease was primarily due to the to Company's strategy of concentrating growth in its core markets of South and Central Florida which have lower depreciation costs relative to their sales volumes and because of a fewer number of restaurants operating during the six months ended June 29, 1997 as compared to the same period of the prior year.

         AMORTIZATION OF DEFERRED RESTAURANT PRE-OPENING COSTS. Amortization of deferred restaurant pre-opening costs decreased by 60 basis points for the six months ended June 29, 1997 to .3%, as a percentage of restaurant sales, from .9% for the six months ended June 29, 1997 as compared to the same period of the prior year. This decrease was the result of fewer new restaurants being opened during the latest 12 months as compared to the 12 month period ended June 30, 1996.

         OTHER AMORTIZATION. Other amortization consists of amortization of intangibles such as trademarks, prepaid loan costs, organization costs, leasehold acquisition costs and deferred franchise expenses. Other amortization remained level at .4%, as a percentage of restaurant sales, for the six months ended June 29, 1997 as compared to the same quarter of the prior year.

         OTHER INCOME (EXPENSES). The Company incurred interest costs of $371,471 during the six months ended June 29, 1997 of which $1,034 was capitalized as construction cost. Such interest cost was further offset by $7,578 in interest income. During the same six month period of the prior year the Company incurred interest costs of $542,032 of which $37,661 was capitalized as construction cost, and was offset by interest income of $9,615. This decrease was primarily the result of the lower average balance of debt under the revolving line of credit during the six months ended June 29, 1997 as compared with the comparable six months of the prior year.

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

         During the six months ended June 29, 1997, the Company generated an aggregate of $6.3 million of cash flow from operations and reduced its long-term indebtedness by $4.7 million. Capital expenditures for the six months totaled $616,000. The anticipated capital needed for the development of the restaurant to be opened in the third quarter is approximately $600,000.

         The Company has a $25 million line of credit facility from a commercial bank, which provides for advances of up to $25 million; however, the lender has no obligation to make further advances after July 13, 1998. Borrowing capacity under the loan can also be used to secure letters of credit, $150,000 of which were outstanding as of June 29, 1997. As of June 29, 1997, there was an additional borrowing capacity under the credit line of $18.4 million, and as of August 5, 1997 the available borrowing capacity under the line was $19.9 million.

         The Company anticipates that the funds under its existing credit facility combined with cash flow from operations will be sufficient to fund its planned new restaurant openings and other cash needs throughout 1997.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of Shareholders on May 22, 1997. At such meeting the Shareholders (i) elected three members to the Company's Board of Directors (Messrs. Stuart J. Harris, Ronald L. Miller and Clayton E. Wilhite, 6,571,868, 6,572,179 and 6,572,179
         shares voted for, respectively, 8,761, 8,450 and 8,450 shares voted against, respectively, and no shares abstained), and (ii) ratified the reappointment of Arthur Andersen LLP as the Company's independent public accountants (6,559,304 shares voted for, 9,998 shares voted against, and 11,327 shares abstained). Messrs. Larry J. Harris, Nicholas A. Castaldo, Alan Vituli and Craig Nash continue their term as members of the Company's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                 Exhibit
                 No.                         Description
                 -------                     ------------
                 27.1                        Article 5 of Regulation S-X
                                             Financial Data Schedule for
                                             2nd Quarter 10-Q (for SEC use only)

         (b) During the quarter ended June 29, 1997, the Company did not file any reports on Form 8-K.

All other items under Part II are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 POLLO TROPICAL, INC.




                                                 /s/ Larry J. Harris
                                                 ------------------------------
                                                 LARRY J. HARRIS
                                                 Chief Executive Officer




                                                 /s/ William Carl Drew
                                                 ------------------------------
                                                 WILLIAM CARL DREW
                                                 Chief Financial Officer




                                                 /s/ Vivian Lopez-Blanco
                                                 ------------------------------
                                                 VIVIAN LOPEZ-BLANCO
                                                 Controller

DATE: August 13, 1997