Form 10-Q
period 1997-09-28
POLLO TROPICAL INC
filed 1997-11-12
CIK 911601

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 28, 1997

                                       or

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        ------------------  ------------------

         Commission file number:             0-22422


                              POLLO TROPICAL, INC.
             (Exact name of registrant as specified in its charter)

          FLORIDA                                             65-0100964
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                                  Number)

7300 N. KENDALL DRIVE, 8TH FLOOR, MIAMI, FLORIDA       33156
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

                Yes      X                   No
                   ------------                ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 1997: 8, 176, 829 shares of common stock, par value $.01.

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                        QUARTER ENDED SEPTEMBER 28, 1997

                                                                                              Page

PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets
  December 29, 1996 and September 28, 1997................................................      3

Condensed Consolidated Statements of Income
  Three Months and Nine Months Ended September 29, 1996 and September 28, 1997............      4

Condensed Consolidated Statements of Cash Flows
  Nine Months Ended September 29, 1996 and September 28, 1997.............................      5

Notes to Condensed Consolidated Financial Statements .....................................      6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations ....................................................      8


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K ................................................     20

Signature Page ...........................................................................     21

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  December 29,   September 28,
                                                                                     1996            1997
                                                                               ---------------- --------------
                                                                                                  (Unaudited)
                                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...................................................   $    94,490   $   617,561
   Inventories ................................................................       271,996       259,956
   Prepaid expenses ...........................................................       337,458       556,146
   Prepaid income taxes .......................................................       354,062            --
   Deferred income taxes ......................................................     1,583,649       414,578
   Other current assets .......................................................       554,689       419,552
                                                                                  -----------   -----------
    Total current assets ......................................................     3,196,344     2,267,793

PROPERTY AND EQUIPMENT, net ...................................................    42,539,997    35,655,993
DEFERRED RESTAURANT PRE-OPENING COSTS, net ....................................        99,213        47,731
INTANGIBLE ASSETS, net ........................................................       431,892       457,064
LEASEHOLD ACQUISITION COSTS, net ..............................................     1,423,334     1,357,700
DEPOSITS AND DEFERRED COSTS ON FUTURE
   RESTAURANT LOCATIONS .......................................................        93,338       123,456
NOTE RECEIVABLE, net of current portion .......................................            --       845,122
OTHER ASSETS ..................................................................       737,345       743,348
                                                                                  -----------   -----------
   Total assets ...............................................................   $48,521,463   $41,498,207
                                                                                  ===========   ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ...........................................................   $ 2,673,868   $ 1,367,758
   Accrued liabilities ........................................................     1,545,805     3,217,754
   Current maturities of long-term debt .......................................        83,773        96,031
   Income taxes payable .......................................................          --         167,999
   Accrued restaurant closure expenses ........................................     6,273,830     2,487,382
                                                                                  -----------   -----------
    Total current liabilities .................................................    10,577,276     7,336,924

LONG-TERM DEBT, net of current maturities .....................................    11,290,952     3,726,494
DEFERRED RENT .................................................................     1,361,353     1,433,214
DEFERRED FRANCHISE FEE INCOME .................................................       270,000       262,500
DEFERRED INCOME TAXES .........................................................       879,830       650,116
                                                                                  -----------   -----------
    Total liabilities .........................................................    24,379,411    13,409,248
                                                                                  -----------   -----------

SHAREHOLDERS' EQUITY:
   Preferred stock ............................................................            --            --
   Common stock ...............................................................        81,498        81,970
   Additional paid-in capital .................................................    21,708,161    21,985,980
   Retained earnings ..........................................................     2,352,393     6,021,009
                                                                                  -----------   -----------
    Total shareholders' equity ................................................    24,142,052    28,088,959
                                                                                  -----------   -----------
    Total liabilities and shareholders' equity ................................   $48,521,463   $41,498,207
                                                                                  ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               For the Three Months Ended       For the Nine Months Ended
                                              -----------------------------   -----------------------------
                                              September 29,   September 28,   September 29,   September 28,
                                                   1996           1997            1996            1997
                                              -------------   -------------   ------------    -------------
REVENUES:
   Restaurant sales                           $ 17,238,169    $ 16,685,381    $ 47,982,414    $ 48,501,932
   Franchise revenues                              106,928         159,182         398,915         582,334
                                              ------------    ------------    ------------    ------------
                                                17,345,097      16,844,563      48,381,329      49,084,266
                                              ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Cost of sales                                  6,832,333       5,696,553      18,206,743      16,860,896
  Restaurant payroll                             4,264,993       3,827,530      11,987,119      11,299,357
  Other restaurant operating expenses            3,193,958       2,883,517       9,330,140       8,552,329
  General and administrative                     1,296,617       1,316,644       3,917,975       4,219,222
  Depreciation and amortization of property
     and equipment                                 584,579         507,708       1,668,988       1,506,853
  Amortization of deferred restaurant
     pre-opening costs                             160,861          13,025         421,375          99,827
  Other amortization                                56,052          23,095         171,015         148,300
  Restaurant closure expenses, net                (174,047)           --          (174,047)           --
                                              ------------    ------------    ------------    ------------
                                                16,215,346      14,268,072      45,529,308      42,686,784
                                              ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS                           1,129,751       2,576,491       2,852,021       6,397,482
                                              ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
  Interest, net                                   (254,951)       (138,177)       (749,707)       (501,036)
  Other, net                                         8,442          11,312          31,093          19,722
                                              ------------    ------------    ------------    ------------
                                                  (246,509)       (126,865)       (718,614)       (481,314)
                                              ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                         883,242       2,449,626       2,133,407       5,916,168

PROVISION FOR INCOME TAXES                         335,543         930,613         810,481       2,247,552

                                              ------------    ------------    ------------    ------------
NET INCOME                                    $    547,699    $  1,519,013    $  1,322,926    $  3,668,616
                                              ============    ============    ============    ============

NET INCOME PER COMMON SHARE                   $       0.07    $       0.18    $       0.16    $       0.44
                                              ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                             8,165,144       8,311,575       8,153,118       8,267,956
                                              ============    ============    ============    ============



     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            FOR THE NINE MONTHS ENDED
                                                                          -----------------------------
                                                                          September 29,   September 28,
                                                                              1996           1997
                                                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ..........................................................   $ 1,322,926    $ 3,668,616
                                                                           -----------    -----------
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ......................................     2,261,378      1,754,980
    Loss on disposal of property and equipment .........................       167,019         53,562
    Restaurant closure expenses, net ...................................      (174,047)            --
    Deferred rent ......................................................       147,386         71,861
    Amortization of stock based compensation ...........................         5,787         61,017
    Deferred income taxes ..............................................       314,626        939,357
    Changes in operating assets and liabilities:
     (Increase) decrease in-
       Inventories .....................................................       (33,558)        12,040
       Prepaid expenses ................................................      (182,982)      (218,688)
       Prepaid income taxes ............................................       145,550        396,835
       Other current assets ............................................        24,002        155,170
       Deferred restaurant pre-opening costs ...........................      (225,027)       (48,345)
       Other assets ....................................................       100,135        (82,610)
     Increase (decrease) in-
       Accounts payable and accrued liabilities ........................        37,794        365,839
       Deferred franchise fee income ...................................      (192,500)        (7,500)
       Income taxes payable ............................................            --        167,999
       Accrued restaurant closure expenses .............................       (98,810)     1,773,847
                                                                           -----------    -----------
       Total adjustments ...............................................     2,296,753      5,395,364
                                                                           -----------    -----------
       Net cash provided by operating activities .......................     3,619,679      9,063,980
                                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................................    (3,675,016)    (1,101,787)
   Payments for intangible assets ......................................       (27,473)       (37,591)
   Payments for leasehold acquisition costs ............................        (2,049)        (1,136)
   Payments on note receivable .........................................            --          7,422
   (Increase) decrease in deposits and deferred costs on future
      restaurant locations .............................................        33,371        (30,118)
                                                                           -----------    -----------
       Net cash used in investing activities ...........................    (3,671,167)    (1,163,210)
                                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under revolving credit agreement .....................      (655,355)    (7,552,200)
   Proceeds from issuance of common stock ..............................        32,435        174,501
                                                                           -----------    -----------
       Net cash used in financing activities ...........................      (622,920)    (7,377,699)
                                                                           -----------    -----------
       Net (decrease) increase in cash and cash equivalents ............      (674,408)       523,071
   Cash and cash equivalents, beginning of period ......................       691,324         94,490
                                                                           -----------    -----------
   Cash and cash equivalents, end of period ............................   $    16,916    $   617,561
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for-
       Interest, net ...................................................   $   762,603    $   452,551
                                                                           ===========    ===========
       Income taxes ....................................................   $   298,285    $   638,085
                                                                           ===========    ===========
   Tax benefit from stock options recorded to additional
        paid-in capital ................................................   $   123,039    $    42,773
                                                                           ===========    ===========
        Noncash investing and financing activities:
           Note received from sale of company-owned store ..............            --    $   880,000
                                                                           ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1997
                                   (UNAUDITED)



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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the periods indicated. Results of operations for the quarter and nine months ended September 28, 1997 are not necessarily indicative of the results to be expected for the year ending December 28, 1997.

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

(4)      NOTE RECEIVABLE

In conjunction with the disposal and 1997 sale of a restaurant closed during the fourth quarter of 1996, the Company recorded a note receivable in the amount of $880,000. The note bears interest at a rate of 10% per annum based on a 15 year amortization period. The note is secured by a mortgage on the restaurant location.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "Forward Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1955. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Pollo Tropical, Inc. restaurants to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating initiatives; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability, locations, and terms of sites for store development and the real estate market conditions in general; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q or in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            The Company's operating results continued to improve during the third quarter ended September 28, 1997 reflecting the effective implementation of several strategic changes during 1996 which should continue to affect operating results through the remainder of 1997. The Company operated the third quarter of 1997 with fewer restaurants compared to the same period of the prior year resulting in a slight decline in total restaurant sales. However, the implementation of effective marketing strategies continues to have positive results for the sixth consecutive quarter with same-store sales increasing 1.4% for the third quarter ended September 28, 1997 compared with the same quarter of the prior year. The Company believes that the trend of improvement in same-store sales is primarily due to continued refinement in its core markets of its marketing strategies, including everyday value pricing on selected menu items, separate advertising campaigns aimed toward its dual-target audiences, two successful new product launches and improved customer service. The Company expects restaurant sales to be higher in the fourth quarter of 1997, as compared to the same period of the prior year, because of higher average unit volumes for restaurants operating during the period. For the first time in nine quarters, the market price for chicken was lower when compared to the same period of the previous year and this trend is expected to continue during the remainder of 1997. Lower product cost, operational improvements and other factors have contributed to a significant improvement in the Company's food costs. The Company continues to upgrade the organization with an emphasis on improved controls and operational execution. As a result of these and other factors, the Company's income from operations continued to improve to 15.4%, as a percentage of restaurant sales, for the third quarter of 1997 compared with 6.6% for the same period of the prior year.

            Four additional franchised units opened in Puerto Rico, two franchised units opened in the Dominican Republic and one franchised unit opened in Ecuador thus far in 1997, reflecting the strategic decision to grow the franchise program through international area development agreements in Central and South America and the Caribbean. The Company further expects to have additional franchised units open in Ecuador as well as the first unit open in the Netherland Antilles by the end of 1997. The Company receives exclusivity fees upon signing of area development agreements. Such fees are recognized as revenue when franchised restaurants open or when such agreements terminate. Additionally, when franchised restaurants become operational, the Company receives continuing royalties based on sales. As the Company does not control the timing of franchise openings and/or terminations of agreements, the recognition of franchise revenues cannot be accurately predicted and, therefore, may fluctuate significantly on a quarter to quarter basis. The Company has developed, and continues to develop, its corporate infrastructure in order to manage and administer its franchise program.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain selected income statement data as a percentage of restaurant sales, except general and administrative expenses, which is shown as a percentage of total revenues, and certain restaurant data:

                                                                      Three Months Ended            Nine Months Ended
                                                                 ----------------------------  ----------------------------
                                                                 September 29,  September 28,  September 29,  September 28,
                                                                     1996           1997          1996            1997
                                                                 -------------  -------------  -------------  -------------
INCOME STATEMENT DATA:
Operating expenses:
  Cost of sales ..............................................       39.6%          34.1%          37.9%         34.8%
  Restaurant payroll .........................................       24.7           22.9           25.0          23.3
  Other restaurant operating expenses ........................       18.5           17.3           19.4          17.6
  General and administrative expenses ........................        7.5            7.8            8.1           8.6
  Depreciation and amortization of
    property and equipment ...................................        3.4            3.0            3.5           3.1
  Amortization of deferred restaurant
    pre-opening costs ........................................         .9             .1             .9            .2
  Other amortization .........................................         .3             .1             .4            .3
  Restaurant closure expenses, net ...........................       (1.0)            --            (.4)           --
Income from operations .......................................        6.6           15.4            5.9          13.2
Other expenses ...............................................        1.4             .8            1.5           1.0
Net income ...................................................        3.2%           9.1%           2.8%          7.6%

RESTAURANT DATA:
Aggregate restaurant sales increase
(decrease) from prior period..................................        26%            (3%)           14%             1%

Number of restaurants open at end of
  period .....................................................        40              36            40             36

  QUARTER ENDED SEPTEMBER 28, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 29, 1996



         RESTAURANT SALES. Restaurant sales for the quarter ended September 28, 1997 decreased $553,000 (3%) to $16.7 million from $17.2 million for the comparable quarter of 1996. This decrease in restaurant sales was primarily due to a decrease in the number of stores open during the quarter ended September 28, 1997 as compared to the same period of the prior year resulting from the closing of five stores in the fourth quarter of 1996 and one store in the first quarter of 1997. During the quarter, 35 restaurants operated for the full quarter and one new restaurant was open for part of the quarter, as compared to the prior year quarter when 40 restaurants operated for the full quarter. The decrease was offset by a sales increase in restaurants open for the entire quarter for both years. Same-store sales for the quarter ended September 28, 1997 increased 1.4% from the comparable quarter of 1996.

         FRANCHISE REVENUES. Franchise revenues for the quarter ended September 28, 1997 increased $52,000 to $159,000 from $107,000 for the comparable 1996 period. Franchise revenues generally consist of continuing royalties, initial franchise fees, which are recognized when a restaurant opens, fees from operating franchised restaurants, and forfeiture of exclusivity fees when area development agreements are terminated. The Company anticipates the opening of three additional international franchised restaurants during the remainder of 1997.

         COST OF SALES. Cost of sales which consists of food, beverage and paper and supply costs, decreased 550 basis points for the quarter ended September 28, 1997 to 34.1%, as a percentage of restaurant sales, from 39.6% for the comparable quarter of the prior year. This was due to a variety of factors including favorably re-negotiated contract prices on certain food and paper items and distribution services, improved operating efficiencies and controls, a decrease in chicken prices, a sales mix change driven by the introduction of a new product with lower relative food costs, as well as the effect of other initiatives implemented during the previous twelve months. For the first time in nine quarters, the Company's restaurant level margins were positively affected by the lower market price for chicken when compared to the same quarter of the previous year. The Company expects that the market price for chicken will remain lower during the remainder of 1997 when compared to the same period of the previous year.

         RESTAURANT PAYROLL. Restaurant payroll expense, which consists of restaurant management and hourly employee wages, payroll taxes, workers' compensation insurance and group health insurance, decreased 180 basis points for the quarter ended September 28, 1997 to 22.9%, as a percentage of restaurant sales, from 24.7% for the comparable quarter of the prior year. This decrease was primarily due to the Company's strategy of concentrating growth in its core markets of South and Central Florida which have lower payroll expenses relative to their sales. In addition, higher average sales volumes for the quarter ended September 28, 1997 and increased controls placed on labor scheduling at the unit level further reduced payroll expense, as a percentage of restaurant sales, as compared to the same quarter of the prior year. These factors were slightly offset by the increase in the minimum wage which went into effect September 1, 1997. During the next year the Company expects that the higher minimum wage will have a slightly adverse effect on restaurant payroll expense, as a percentage of restaurant sales, when compared to the previous year.

         OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses consist of all restaurant operating costs other than cost of sales and payroll expenses and include occupancy costs, utilities and advertising expenses. These expenses decreased 120 basis points for the quarter ended September 28, 1997 to 17.3%, as a percentage of restaurant sales, from 18.5% for the comparable quarter of the prior year. Occupancy and utilities costs decreased 110 basis points to 8.3%, as a percentage of restaurant sales, from 9.4% during the comparable quarter of the prior year due to the Company's strategy of concentrating growth in its core markets of South and Central Florida which have lower occupancy and utilities costs relative to their sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 30 basis points for the quarter ended September 28, 1997 to 7.8%, as a percentage of total revenues, from 7.5% for the comparable quarter of the prior year. This increase is primarily due to the timing of certain expenditures.

         DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT. Depreciation and amortization of property and equipment decreased 40 basis points for the quarter ended September 28, 1997 to 3.0%, as a percentage of restaurant sales, from 3.4% for the comparable quarter of the prior year. This decrease was primarily due to the Company's strategy of concentrating growth in its core markets of South and Central Florida which have lower depreciation costs relative to their sales volumes and because of a fewer number of restaurants operating during the quarter ended September 28, 1997 as compared to the same period of the prior year.

         AMORTIZATION OF DEFERRED RESTAURANT PRE-OPENING COSTS. Amortization of deferred restaurant pre-opening costs decreased 80 basis points for the quarter ended September 28, 1997 to .1%, as a percentage of restaurant sales, from .9% for the same quarter of the prior year. This decrease was the result of fewer new restaurants opened during the 12 months ended September 28, 1997 as compared to the 12 months ended September 29, 1996.

         OTHER AMORTIZATION. Other amortization which consists of amortization of intangibles such as trademarks, organization costs, leasehold acquisition costs and deferred franchise expenses decreased slightly by 20 basis points for the quarter ended September 28, 1997 to .1%, as a percentage of restaurant sales, from .3% for the comparable quarter of the prior year.

         RESTAURANT CLOSURE EXPENSE. As of the quarter ended September 28, 1997, the Company incurred no restaurant closure expenses as compared to the quarter ended September 29, 1996, when the Company finalized the disposition of the assets related to Fiscal 1995 closed restaurants, resulting in a gain of $174,047. Any differences between estimated expenses of the disposition of assets and the actual amounts of such expenses are recorded during the period such differences become known.

          OTHER INCOME (EXPENSES). The Company incurred interest costs of $166,150 during the quarter ended September 28, 1997, of which $2,988 was capitalized as construction cost. Such interest cost was further offset by $24,985 in interest income. During the same quarter of the prior year, the Company incurred interest costs of $258,232 , of which no interest cost was capitalized as construction cost. Such interest cost was further offset by $3,281 in interest income. This decrease in interest costs was primarily the result of the lower average balance of debt outstanding under the revolving line of credit during the quarter ended September 28, 1997 as compared with the comparable quarter of the prior year.

       NINE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO NINE MONTHS ENDED
                               SEPTEMBER 29, 1996

         RESTAURANT SALES. Restaurant sales for the nine months ended September 28, 1997 increased $520,000 (1%) to $48.5 million from $48.0 million for the comparable nine months of 1996. This increase was attributable to a sales increase in restaurants open for the entire nine months for both years. Same-store sales for the nine months increased 4.4% from the comparable nine months of the prior year. This increase was offset by fewer restaurants open during the nine months ended September 28, 1997 as compared to the same period of the prior year. During the nine months ended September 28, 1997, 34 restaurants operated for the full nine months and two new restaurants operated for part of the nine months, as compared to the prior year nine months when 36 restaurants operated for the full nine months and four new restaurants operated for part of the nine months.

         FRANCHISE REVENUES. Franchise revenues for the nine months ended September 28, 1997 increased $183,000 to $582,000 from $399,000 for the nine months ended September 29, 1996. Franchise revenues generally consist of continuing royalties, initial franchise fees which are recognized when a restaurant opens, and fees from operating franchised restaurants, and forfeiture of exclusivity fees when area development agreements are terminated. Forfeitures of exclusivity fees of $25,000 were recognized during the nine months ended September 28, 1997. Forfeitures of exclusivity fees of $112,500 were recognized due to the termination of an area development agreement during the nine months ended September 29, 1996.

         During the nine months ended September 28, 1997, four franchised restaurants were opened in Puerto Rico, two franchised restaurants opened in the Dominican Republic, and one franchised restaurant opened in Ecuador. The Company anticipates the opening of two to three additional franchised restaurants during the remainder of 1997.

         COST OF SALES. Cost of sales which consists of food, beverage and paper and supply costs, decreased 310 basis points for the nine months ended September 28, 1997 to 34.8%, as a percentage of restaurant sales, from 37.9% for the comparable nine months of the prior year. This was primarily due to favorably re-negotiated contract prices on certain food and paper items and distribution services, the change in the Company's strategy of concentrating store growth in its core markets of South and Central Florida, selective menu re-pricing implemented in the third quarter of 1996, and improved operating efficiencies and controls.

         RESTAURANT PAYROLL. Restaurant payroll expense, which consists of restaurant management and hourly employee wages, payroll taxes, workers' compensation insurance and group health insurance, decreased 170 basis points for the nine months ended September 28, 1997 to 23.3%, as a percentage of restaurant sales, from 25.0% as compared to the nine months ended September 29, 1996. This decrease was primarily due the Company's strategy of concentrating growth in its core markets of South and Central Florida which have lower payroll expenses relative to their sales. In addition, higher average sales volumes for the nine months ended September 28, 1997 and increased controls placed on labor scheduling at the unit level further reduced payroll expense, as a percentage of restaurant sales, as compared to the comparable nine months of the prior year. During the next year the Company expects that the higher minimum wage will have a slightly adverse effect on restaurant payroll expense, as a percentage of restaurant sales, when compared to the previous year.

         OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses consist of all restaurant operating costs other than cost of sales and payroll expenses and include occupancy costs, utilities and advertising expenses. These expenses decreased 180 basis points for the nine months ended September 28, 1997 to 17.6%, as a percentage of restaurant sales, from 19.4% for the comparable nine months of the prior year. The largest component of the decrease in other restaurant operating expenses was due to occupancy and utilities costs which decreased 110 basis points to 8.4%, as a percentage of restaurant sales, from 9.5% during the comparable nine months of the prior year, due to the Company's strategy of concentrating growth in its core markets of South and Central Florida which have lower occupancy and utilities costs relative to their sales. In addition, the fixed cost nature of occupancy and utilities costs relative to the higher sales volume experienced during the nine months also contributed to the improvement.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense for the nine months ended September 28, 1997 increased 50 basis points to 8.6%, as a percentage of total revenues, from 8.1% for the comparable nine months of the prior year. This increase was primarily due to an increase in expenses for outside professional fees and to the write-off of costs incurred in investigating and obtaining certain potential restaurant sites which the Company has decided to no longer pursue.

         DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT. Depreciation and amortization of property and equipment decreased by 40 basis points for the nine months ended September 28, 1997 to 3.1%, as a percentage of restaurant sales, from 3.5% for the comparable nine months of the prior year. This decrease was primarily due to the Company's strategy of concentrating growth in its core markets of South and Central Florida which have lower depreciation costs relative to their sales volumes and because of a fewer number of restaurants operating during the nine months ended September 28, 1997 as compared to the same period of the prior year.

         AMORTIZATION OF DEFERRED RESTAURANT PRE-OPENING COSTS. Amortization of deferred restaurant pre-opening costs decreased by 70 basis points for the nine months ended September 28, 1997 to .2%, as a percentage of restaurant sales, from .9% for the nine months ended September 29, 1996. This decrease was the result of fewer new restaurants being opened during the latest 12 months as compared to the 12 months ended September 29, 1996.

         OTHER AMORTIZATION. Other amortization consists of amortization of intangibles such as trademarks, organization costs, leasehold acquisition costs and deferred franchise expenses. Other amortization slightly decreased by 10 basis points for the nine months ended September 28, 1997 to .3%, as a percentage of restaurant sales, from .4% for the nine months ended September 29, 1996.

         RESTAURANT CLOSURE EXPENSE. As of the nine months ended September 28, 1997, the Company incurred no restaurant closure expenses as compared to the nine months ended September 29, 1996, when the Company finalized the disposition of the assets related to Fiscal 1995 closed restaurants resulting in a gain of $174,047. Any differences between estimated expenses of the disposition of assets and the actual amounts of such expenses are recorded during the period such differences become known.

         OTHER INCOME (EXPENSES). The Company incurred interest costs of $537,621 during the nine months ended September 28, 1997, of which $4,022 was capitalized as construction cost. Such interest cost was further offset by $32,563 in interest income. During the same nine month period of the prior year the Company incurred interest costs of $800,264, of which $37,661 was capitalized as construction cost, and was offset by interest income of $12,896. This decrease in interest costs was primarily the result of the lower average balance of debt outstanding under the revolving line of credit during the nine months ended September 28, 1997 as compared with the comparable nine months of the prior year.

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

         During the nine months ended September 28, 1997, the Company generated an aggregate of $9.1 million of cash flow from operations and reduced its long-term indebtedness by $7.6 million. Capital expenditures for the nine months totaled $1.1 million.

         The Company has a line of credit facility from a commercial bank, which provides for advances of up to $25 million; however, the lender has no obligation to make further advances after July 13, 1998. Borrowing capacity under the loan can also be used to secure letters of credit, $150,000 of which were outstanding as of September 28, 1997. As of September 28, 1997, there was an additional borrowing capacity under the credit line of $21.2 million, and as of November 3, 1997 the available borrowing capacity under the line was $23.4 million.

         The Company anticipates that the funds under its existing credit facility combined with cash flow from operations will be sufficient to fund its cash needs throughout the remainder of 1997.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                Exhibit
                No.                        Description
                -------                    -----------
                27.1                       Article 5  of Regulation S-X
                                           Financial Data Schedule for
                                           3rd Quarter 10-Q (for SEC use only)


         (b)    During the quarter ended September 28, 1997, the
                Company did not file any reports on Form 8-K.





All other items under Part II are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             POLLO TROPICAL, INC.

                                             /s/LARRY J. HARRIS
                                             -----------------------------
                                             LARRY J. HARRIS
                                             Chief Executive Officer




                                             /s/WILLIAM CARL DREW
                                             -----------------------------
                                             WILLIAM CARL DREW
                                             Chief Financial Officer




                                             /s/ VIVIAN LOPEZ-BLANCO
                                             -----------------------------
                                             VIVIAN LOPEZ-BLANCO
                                             Controller





DATE:  November 12, 1997