Form 10-K
period 1997-12-28
POLLO TROPICAL INC
filed 1998-03-27
CIK 911601

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)

                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 13, 1998 was approximately $75,773,000 based on the $9.25 closing sale price for the Common Stock on the NASDAQ National Market System on such date. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

         The number of shares of Common Stock of the Registrant outstanding as of March 13, 1998 was 8,191,687.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement relating to the Registrant's 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

FORWARD LOOKING STATEMENTS

         The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, experience and effects described herein and the performance or achievements of the Company to be materially different from those anticipated, expressed or implied by the forward-looking statements. In evaluating the Company's business, the following factors in addition to the other information set forth herein should be carefully considered: competition; success of the Company's operating initiatives and growth strategy; labor and ingredient costs, general economic conditions; franchisees' adherence to development schedules; advertising and promotional efforts; availability, locations and terms of sites for restaurant development, the effect of expansion efforts on existing locations, and the success of the Company's international franchising strategy. In addition, the Company's strategy to penetrate and develop international markets involves a number of risks and challenges and there can be no assurance that these issues will not have a material adverse effect on the Company. The factors which will influence the Company's success in each targeted country or market in connection with this strategy include: the selection of appropriate qualified master franchisees and area developers; negotiation and execution of definitive franchising and area development agreements; the political and economic stability of each targeted market; the customs duties and trade restrictions in each targeted market; foreign currency exchange rates and foreign exchange regulations; the extent to which the Company's core products, recipes and menu will need to be modified to meet local tastes, customs or eating habits; receipt of foreign government approvals; compliance with foreign government regulations, including the regulation of the food services industry in each targeted market on a national, regional and local basis (including health, safety, food handling, labeling and zoning laws); the ability of the Company to register its trademarks in each targeted country; the uncertainty of each local market's acceptance of the Company's products, trade dress or retail format; foreign investment and approval procedures; restrictions on termination and non-renewal (where applicable); access to resources and raw materials; dependence on third party suppliers and local vendors; availability of transportation and communication channels; labor and employment laws, technology transfer regulations; language and cultural differences; access to affordable capital and suitable sites for the development of units; governmental assistance programs; tax laws and applicable treaties; repatriation and immigration laws; the costs and methods for dispute resolution in each targeted country; agency laws, and availability of appropriate media for marketing efforts.

ITEM 1.  BUSINESS

GENERAL

         Pollo Tropical, Inc. (the "Company" or "Pollo Tropical") owns, operates and franchises quick-service restaurants featuring grilled fresh chicken, marinated in a proprietary blend of tropical fruit juices and spices, and authentic "made from scratch" side dishes. The menu's emphasis on freshness and quality, and its focus on chicken served hot off the grill, provide a healthy and flavorful alternative to ordinary quick-service restaurant chains. The Company's restaurants combine high quality, distinctive taste and an inviting tropical setting with the convenience and value pricing of quick-service restaurants. Pollo Tropical opened its first company-owned restaurant in 1988 in Miami, Florida, and its first international franchised restaurant in 1995 in Puerto Rico. As of December 28, 1997, the Company owned and operated 36 restaurants, all of which are located in Florida, and franchised 16 restaurants, ten of which are located in Puerto Rico, two in the Dominican Republic, two in Ecuador, one in the Netherlands Antilles and one in Miami, Florida. The Company plans to open four to five additional company-owned restaurants in Florida, and anticipates that eight additional international franchised restaurants will be in operation by the end of the fiscal year ended December 27, 1998 ("Fiscal 1998").

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

         DISTINCTIVE FOOD SELECTION AND PREPARATION. The Company's unique selection of food items reflects tropical and Caribbean influences and features grilled fresh chicken marinated in a proprietary blend of tropical fruit juices and spices. Chicken is grilled in view of customers on large, custom-fabricated, open-flame grills. In 1996, the Company broadened the selection by adding "island" pork to the menu. In 1997, a line of "TropiChops" including a pork and a chicken breast version was added to the menu. Also featured is an array of distinctive and popular side dishes, including black beans and rice, yucatan fries and sweet plantains, as well as more traditional fare such as french fries, corn, as well as tossed and caesar salads. Freshly prepared tropical desserts, such as flan and tres leches, complete the flavorful menu. The Company believes that its menu capitalizes on the growing consumer preference for ethnic foods.

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

         VALUE. The Company's restaurants deliver value by providing generous portions of wholesome, flavorful food at economical prices. The Company emphasizes value with menu prices typically well below the prices of comparable menu items in full service restaurants and frequently less than comparable menu items offered by other quick-service restaurants. For example, the Company offers everyday value pricing on two popular specialty items - a quarter chicken with black beans and rice, typically priced at $2.99, and "the Family Meal," a whole cut chicken with large portions of black beans and rice designed to serve three to four persons, typically priced at $8.99.

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

GROWTH STRATEGY

         Pollo Tropical opened its first restaurant in 1988 in South Florida and grew to 36 Company-owned restaurants through the end of the fiscal year ended December 28, 1997. After extensive market testing and analysis, the Company concluded that the success of the restaurants was in large part due to the base of Hispanic heavy users who are a critical component in achieving the high average store volumes the Company experiences in its core markets. The Company revised its growth strategy in Fiscal 1996 to focus its domestic growth on filling in its core markets in South and Central Florida with Company stores and utilizing franchising to expand the concept internationally targeting South and Central America and the Caribbean. The Company feels that this strategy will capitalize on the strong menu acceptance and visit frequency that Hispanic consumers have shown for the Pollo Tropical brand. The Company opened two new restaurants in Fiscal 1997, currently operates 36 restaurants in South and Central Florida and anticipates opening four to five additional restaurants during Fiscal 1998. The Company feels that this controlled growth strategy can more effectively utilize its more efficient infrastructure. This controlled growth strategy has proven to be successful in Fiscal 1997 with substantial gains in both same-store sales and operating margins. In the Orlando market, the Company is utilizing the TropiGrill - Chicken and More(R) logo. These restaurants feature greater menu variety, and provides the Company with greater flexibility to appeal to a broader range of consumers.

FRANCHISE PROGRAM

         As part of its refocused growth strategy, the Company utilizes a multi-unit area development franchise approach as a means of accelerating its penetration into international markets with a relatively minimal capital commitment. The Company's strategy for its franchise program is to offer certain market areas to qualified and experienced area developers in the Caribbean and Central and South American markets who are committed to the development of multiple units in such areas on an expedited basis.

         In December 1995, the Company's first international franchised restaurant opened in the Caribbean. As of the date of this report, 18 franchised restaurants are in operation, including ten in Puerto Rico, three in the Dominican Republic, three in Ecuador, one in the Netherlands Antilles and one non-traditional restaurant on the Florida International University campus in Miami. The Company anticipates the opening of approximately six additional franchised restaurants in the Caribbean and South America during the remainder of Fiscal 1998. The Company continues to seek to procure new area development agreements in Central and South America and the Caribbean with qualified franchisees and anticipates continued growth in franchise revenues. The Company may receive exclusivity fees upon signing area development agreements. Such fees are recognized as revenue when franchised restaurants open or when such agreements terminate. Additionally, when franchised restaurants become operational the Company may receive additional fees and continuing royalties based upon sales. As the Company does not control the timing of franchise openings, terminations by franchisees, or franchise sales, the recognition of franchise revenues cannot be accurately predicted and, therefore, may fluctuate significantly on a quarter to quarter basis. The Company has developed and continues to develop its corporate infrastructure in order to manage and administer its franchise program.

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

         The Company's growth strategy, which incorporates a significant component of international franchising and requires the penetration and development of overseas markets, involves a number of risks and challenges, and there can be no assurance that these issues will not have a material adverse effect on the Company. The factors which will influence the Company's success in each targeted country or market in connection with this strategy include: the selection of appropriate qualified area developers; the political and economic stability of each targeted market; the customs duties and trade restrictions in each targeted market; foreign currency exchange rates and foreign exchange regulations; the extent to which the Company's core products, recipes and menu will need to be modified to meet local tastes, customs or eating habits; the regulation of the food services industry in each targeted market on a national, regional and local basis (including health, safety, food handling, labeling and zoning laws); the ability of the Company to register its trademarks in each targeted country; the uncertainty of each local market's acceptance of the Company's products, trade dress or retail format; foreign investment and approval procedures; restrictions on termination and non-renewal (where applicable); access to resources and raw materials; dependence on third party suppliers and local vendors; availability of transportation and communication channels; labor and employment laws, technology transfer regulations, language and cultural differences; access to affordable capital and suitable sites for the development of units; governmental assistance programs; tax laws and applicable treaties; repatriation and immigration laws; the costs and methods for dispute resolution in each targeted country; agency laws; and availability of appropriate media for marketing efforts.

         The area development and franchise agreements are subject to various conditions and contingencies and there can be no assurance that franchisees will be successful, that additional area development agreements will be entered into, that additional planned franchised restaurants will be opened or that franchisees' development schedules will be achieved. The Company's franchise program is also subject to various regulations imposed on franchising activities in foreign jurisdictions. See "Government Regulation."

UNIT ECONOMICS

         The Company believes that the average company-owned Pollo Tropical restaurant continues to produce strong store level results. For Fiscal 1997, the 34 restaurants open throughout the entire year generated average sales of approximately $1,858,000, operating income of approximately $395,000 and cash flow of approximately $452,000.

         The Company anticipates that average unit sales volumes for its new company-owned restaurants may be lower than historical averages due, among other things, to the Company's planned market penetration strategy in core markets. The cost to construct and equip an approximately 3,200 square foot prototype unit generally costs between $750,000 and $800,000, excluding land and pre-opening costs.

         Pollo Tropical restaurant sales are well balanced by method of service and by day part. The company-owned restaurants provide customers with sit-down dining and counter take-out service, and, in all but one location, also provide the convenience of a drive-thru window. Based on selected Fiscal 1997 weekly data, sit-down, counter take-out and drive-thru sales contributed 41.2%, 23.2% and 35.6% of restaurant sales, respectively. Of such sales, lunch, with an average transaction of $6.89, accounted for 45.8% of restaurant sales, and dinner, with an average transaction of $7.99, accounted for 54.2% of restaurant sales. The average drive-thru transaction was $7.44. A transaction is an order which may serve one or more customers.

RESTAURANT LOCATIONS AND SITE SELECTION

The following table sets forth certain information regarding the existing Company-owned restaurants in operation. Except as noted, all sites are free-standing buildings:

                                                    Metropolitan                            Square      Property
Location                                              Area                  Opened          Footage     Interest
--------                                              --------              ------          -------     --------
1.      Douglas Road(1).....................            Miami            November 1988       2,800       Leased
2.      West Kendall(1).....................            Miami            January 1990        2,250       Leased
3.      Dadeland............................            Miami              June 1990         2,800       Leased
4.      Westchester.........................            Miami              July 1991         3,783       Leased
5.      Okeechobee Boulevard................         Palm Beach           April 1992         3,500       Leased
6.      Cutler Ridge........................            Miami              May 1992          3,520       Leased
7.      N. Miami Beach......................            Miami           September 1992       4,200       Leased
8.      Kendall.............................            Miami            December 1992       4,200       Leased
9.      Miami Lakes.........................            Miami           September 1993       4,290       Leased
10.     Oakland Park........................       Ft. Lauderdale        October 1993        4,200       Leased
11.     West Hialeah(1).....................            Miami            October 1993        2,800       Leased
12.     Miami Springs.......................            Miami            October 1993        3,170        Owned
13.     Pembroke Pines......................       Ft. Lauderdale        November 1993       3,780       Leased
14.     North Miami.........................            Miami            December 1993       3,980        Owned
15.     Boynton Beach.......................         Palm Beach          January 1994        3,635       Leased
16.     Coconut Grove.......................            Miami            February 1994       4,400        Owned
17.     Davie...............................       Ft. Lauderdale         March 1994         3,330        Owned
18.     Lake Worth..........................         Palm Beach           March 1994         3,600        Owned
19.     Coral Reef..........................            Miami              May 1994          3,627       Leased
20.     Homestead...........................            Miami              June 1994         3,629       Leased
21.     Miami Beach.........................            Miami              July 1994         3,876       Leased
22.     Altamonte Springs...................           Orlando             July 1994         3,987        Owned
23.     Honey Hill..........................            Miami             August 1994        3,862       Leased
24.     S. Orange Blossom...................           Orlando            August 1994        3,810        Owned
25.     Miller Drive........................            Miami             August 1994        3,862        Owned
26.     Pembroke Lakes Mall.................       Ft. Lauderdale         August 1994        3,617       Leased
27.     Coral Springs.......................       Ft. Lauderdale       September 1994       3,624        Owned
28.     Red Road............................            Miami            December 1994       3,269        Owned
29.     Beacon Center.......................            Miami            December 1994       3,862        Owned
30.     Sawgrass............................       Ft. Lauderdale        December 1994       3,600        Owned
31.     Curry Ford..........................           Orlando           December 1994       3,248       Leased
32.     17th Street Causeway................       Ft. Lauderdale         April 1996         3,334        Owned
33.     Downtown(2).........................            Miami              May 1996         3,317        Leased
34.     Grant Square........................           Orlando             May 1996         3,078        Leased
35.     Coral Gables........................            Miami            January 1997       2,623        Leased
36.     Hialeah.............................            Miami             August 1997       4,000        Leased

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

         All of the Company's restaurants are free-standing buildings except for three end-cap locations in strip shopping centers and one street-level storefront in an office building. The Company's goal is to locate restaurants on the best possible sites in target markets, and thus, the Company will also consider either end-cap locations or conversions of existing buildings. The Company opened its first Company-owned restaurant in 1988, seven from 1990 through Fiscal 1992, six in Fiscal 1993, 19 in Fiscal 1994, five in Fiscal 1995, four in Fiscal 1996 and two in Fiscal 1997. The Company closed two underperforming units in St. Petersburg in October 1995. The Company exited the three markets of Tampa, Chicago, and New York resulting in the closing of five restaurants in November 1996 and one in January 1997. The Company plans to open four to five additional Company-owned restaurants in Florida by the end of Fiscal 1998.

         The Company requires approximately nine to 18 months after identifying a site to (i) enter into a lease or purchase agreement for the property, (ii) complete the construction, permitting and zoning process, and (iii) open the restaurant. From the date construction commences, it typically takes between 90 and 120 days to open a restaurant. While the Company believes that its future restaurant development will occur approximately as planned, there can be no assurance that future real estate, economic and other conditions will not delay or hinder the Company's expansion plans.

RESTAURANT DESIGN AND LAYOUT

         New Company restaurants typically provide seating for 80 to 100 customers and provide drive-thru service. The Company's current prototypical free-standing restaurant ranges between 2,800 and 3,200 square feet in size. Actual size will vary from location to location depending on the size of the property and volume expectations at such locations. The Company's restaurants feature an attractive interior decor and exterior design which is easily replicable in its multi-unit system. The exterior of each restaurant is designed to convey a tropical theme and permit easy identification by passing motorists and pedestrians. The restaurants are typically painted attractive tropical colors and feature a distinctive entrance tower which provides for clear identification of the Pollo Tropical or TropiGrill name, as the case may be, as well as increased visibility at night when the tower is illuminated. The tropical theme is enhanced by lush landscaping surrounding the restaurant. In order to facilitate family dining, a fenced outdoor children's playground may be included in those locations where space permits. The interior of the restaurant also emphasizes the airy, tropical atmosphere through the use of high ceilings, large windows, light colored woods and decorative tiles. Additional decorative features such as wrought iron balcony railings, wooden park bench seating and tropical plants are designed to give the restaurants the feel of a Caribbean courtyard. The custom-designed cooking area has an exhibition-style layout which permits customers to view the chicken grilling process and the cleanliness and freshness of the food preparation.

FOOD PREPARATION AND SERVICE

         In preparing its menu items the Company emphasizes quality and freshness. The Company seeks to use only high quality products and ingredients, including fresh whole chickens, top-quality produce, and freshly ground spices. The kitchen staff reports to work daily at 8:00 a.m. in order to prepare fresh black beans, rice, chicken, salads and other dishes "from scratch" for the restaurant opening at 11:00 a.m. Other menu items such as breads and desserts are prepared pursuant to the Company's recipes by approved bakeries. The Company forecasts daily sales to minimize cooked food left on hand at the end of the night. Unsold chicken, if any, is generally donated to local food banks.

         Freshness is the hallmark of the Company's food preparation. Restaurants purchase fresh whole chickens which are delivered 3 to 4 times per week and are marinated for 24 hours in a proprietary blend of tropical fruit juices and spices. Chickens are grilled to a golden brown over open flames in a multi-step process designed to seal in flavors and prevent overcooking. The Company estimates the number of chickens required at any particular time during the day so that chickens can be served hot off the grill within minutes of cooking.

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

CUSTOMER SERVICE

         The Company is committed to providing a consistent level of service with emphasis on prompt, accurate and courteous order fulfillment, designed to attract repeat customers. Restaurant managers are actively involved in all aspects of restaurant operations with emphasis on supervising the food preparation process and insuring prompt and correct order fulfillment at both the front counter and drive-thru windows. Through the use of a computer display and communications systems employed in the restaurants, orders are typically filled within two minutes of being placed. Restaurant management conducts internal inspections for taste, quality and cleanliness several times a day, in order to provide a consistent level of quality customer service. The Company uses a 24-hour "1-800" telephone service to accept customer comments.

MARKETING AND PUBLIC RELATIONS

         The Company's marketing strategy is to create brand awareness, differentiate itself from competitors, and promote repeat business through its use of local television, cable, radio, direct mail, and print media. The Company's marketing emphasizes product quality and value in an upbeat, fun environment. In addition, by consistently providing a positive dining experience, the Company believes it benefits from significant word-of-mouth advertising. The Company seeks to cluster restaurants in target markets in order to maximize the effectiveness of its advertising efforts. The Company also markets at the store level through special price offerings, coupon discounts and unique promotional and public relations programs. The Company advertises in both English and Spanish (where appropriate) media throughout the year.

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

         Restaurants are generally staffed by one manager, two or three assistant managers and between 30 and 40 hourly employees. The Company believes that its managers are crucial to the efficient operation of its restaurants and the development of customer loyalty. Therefore, the Company requires its managers to complete an intensive training program during which they are instructed in all areas of the Company's restaurant operations. Such areas of training include food preparation, customer service, cost controls, facility maintenance, communications skills and employee relations. Restaurant managers are overseen by district managers.

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

         The Company has established and continues to upgrade a significant corporate infrastructure in order to support Company-owned restaurants and the franchise program. The Company reduced several operations positions as a result of the decrease in the number of openings of new Company-owned restaurants in Fiscal 1996 and in Fiscal 1997 and as a result of the closing of six restaurants in markets outside of South Florida.

MANAGEMENT INFORMATION SYSTEMS; ACCOUNTING AND ADMINISTRATIVE SERVICES

         The Company uses an in-store computerized point-of-sale system to control cash, collect customer and sales statistics, track labor hours and collect other restaurant data. This information is electronically polled from the Company's executive office and compiled into a daily report which keeps management abreast of sales, cash variances and bank deposit data by restaurant on a next-day basis. Additionally, a running 13-week comparative report is generated on a weekly basis to monitor sales, customer counts, average check, food cost, labor cost and hours, promotional coupon redemption and other information. This report is used both by corporate personnel and district managers to monitor and review each restaurant for changes in trends from week to week. The Company is evaluating changes to its management information systems in order to improve efficiencies.

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

         The restaurant industry is extremely competitive with respect to price, service, restaurant location and food quality. There are many well established international, national, regional and local competitors in the Company's market areas, some of which have greater financial and other resources than the Company. These competitors include international and regional chicken theme chains, such as Boston Market, KFC and Kenny Rogers Roasters, as well as fast food hamburger chains such as McDonald's, Burger King and Wendy's. Many of the Company's competitors have been in existence longer than the Company and are better established in areas where the Company's restaurants are or will be located. The restaurant business is often affected by changes in consumer tastes, economic conditions, goverment regulations, population, weather, traffic patterns, and availability of employees. The Company's revenues are primarily derived from the sale of chicken and, therefore, a change in consumer taste preferences for, or adverse publicity associated with, chicken could have a negative effect on the Company's sales and profitability. In addition to other restaurant companies, Pollo Tropical competes with numerous other businesses for suitable locations for its restaurants.

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

         The Company's profitability is highly dependent upon food costs, particularly that of fresh chicken, which represents a large majority of such costs. The cost of fresh chicken stabilized during Fiscal 1997 and is expected to trend lower in Fiscal 1998. Such a cost decrease may have a positive effect on the Company's profitability. Food costs fluctuate from time to time depending on a variety of factors beyond the control of the Company. The Company has endeavored to control purchasing and labor costs by working closely with vendors to provide the Company with cost effective products to meet its specific needs. The Company has also negotiated a price cap on its main chicken product through September of 1998.

EMPLOYEES

         At December 28, 1997, the Company employed approximately 1,192 persons, of whom 1,142 were restaurant personnel and 50 were corporate personnel. The Company considers its employee relations to be excellent. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company's employees are not covered by a collective bargaining agreement. The Company believes that its employee wages are comparable to, and that its working conditions and turnover rates compare favorably with, those of other companies in the quick-service restaurant industry.

TRADEMARKS, SERVICE MARKS AND TRADE DRESS

         The Company believes its trademarks and trade dress have significant value and are important to its marketing efforts. The Company has registered its principal trademarks for "Pollo Tropical" and "TropiGrill" in the United States and presently has applications pending or registrations granted in various foreign countries in which it conducts or may conduct business through its franchise system. In certain foreign countries, the Company is involved in trademark opposition proceedings to defend its rights to register its trademarks. The Company's policy is to pursue registration of its principal trademarks and to oppose strenuously any infringement of its trademarks or trade dress.

GOVERNMENT REGULATION

         Each restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments relating to the development and operation of restaurants, including regulations relating to environmental, building and zoning requirements, and the preparation and sale of food. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Difficulties or failures in obtaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of new restaurants. A significant number of the Company's food service personnel are paid at rates related to the federal minimum wage. The minimum wage increased September 1, 1997 from $4.85 per hour to $5.15 per hour. This is expected to increase the Company's labor cost during Fiscal 1998 and beyond. The Company believes that it is operating in substantial compliance with applicable laws and regulations governing its operations.

         The Company is subject to franchise and related regulations in certain foreign jurisdictions where it offers and sells franchises. These regulations include obligations to provide disclosure about the Company, the franchise agreements, and the franchise system. They also include obligations to register certain franchise documents in the foreign jurisdictions, and obligations concerning the substantive relationship between the parties to the agreements. The Company has developed its franchise program to comply with all applicable laws, and intends to continue to comply with all such laws.

RECENT DEVELOPMENTS

         In March 1998, the Company's Board of Directors received a proposal from Larry J. Harris, the co-founder, Chairman and Chief Executive Officer of the Company, for the merger of the Company pursuant to which the public shareholders of the Company would receive $10.00 per share in cash.

         The Board of Directors has established a special committee to evaluate and consider the offer and has authorized the committee to engage financial and legal advisors. The proposed merger is subject, among other things, to (i) the execution of a definitive merger agreement containing customary terms, (ii) approval of the transaction by the special committee, the board of directors and the Company's shareholders, (iii) the receipt of satisfactory financing for the transaction, and (iv) compliance with all applicable regulatory and governmental requirements. Accordingly, there can be no assurance that the proposed merger will be consummated.

ITEM 2.  PROPERTIES

         Pollo Tropical's Company-owned restaurants are situated on 23 leased and 13 Company-owned restaurant sites. In the course of its expansion, the Company seeks to obtain the best available sites for its restaurants, and leases or purchases a site depending on available terms. The Company maintains a flexible posture as to purchasing or leasing properties to best and most effectively respond to prevailing market conditions.

         Real estate leased by the Company is typically leased under "triple net" leases that require the Company to pay real estate taxes and utilities and maintain insurance with respect to the premises and, in many cases, to pay contingent rentals based on sales in excess of specified amounts. Generally, the leases have initial terms of ten to 20 years with options to renew for additional periods which range from five to 25 years. All of the Company's current leases have remaining terms or renewal options extending more than ten years beyond March 27, 1998. See "BUSINESS -- Restaurant Locations and
Site Selection".

ITEM 3.  LEGAL PROCEEDINGS

         On March 16, 1998, purported shareholders of the Company instituted suit against the Company, its principal officers and all of its directors, alleging a breach of fiduciary duties and seeking damages as well as injunctive and other relief in response to the Company's announcement that it had received a proposal from Larry J. Harris, the co-founder and Chief Executive Officer of the Company, for the merger of the Company, pursuant to which the public shareholders of the Company would receive $10.00 per share in cash. The plaintiff is seeking certification as the representative of a class of all of the Company's shareholders other than the defendants, the Company's principal shareholders, and all persons related thereto. The Company believes that the lawsuit has no basis, and intends to vigorously defend the action. Although the ultimate outcome of the lawsuit cannot be predicted, the Company does not believe the outcome of the lawsuit will have a material adverse effect on the financial position, results of operation or cash flows of the Company. See "BUSINESS - Recent Developments".

         Other than as described above, the Company is not aware of any other litigation which it believes would have a material adverse effect on the Company or its business and is not aware that any such litigation is threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Common Stock is traded on the NASDAQ National Market System under the symbol "POYO." The following table sets forth, for the periods indicated, the high and low closing sales prices for the Common Stock, as reported on the NASDAQ National Market System. As of March 13, 1998, there were approximately 287 shareholders of record.

                                   FISCAL 1996               FISCAL 1997
                                HIGH          LOW         HIGH          LOW
                                ----          ---         ----          ---

       First Quarter           4 3/8         3 3/8       5 1/4         2 1/8
       Second Quarter            5           3 3/4       7 1/4         4 1/2
       Third Quarter           4 1/2         2 7/8       7 3/8         4 3/4
       Fourth Quarter          3 3/8         2 1/8       9 1/4         6 1/8

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

ITEM 6.               SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     FISCAL YEAR
                                                                     -----------
                                                 1993 (1)    1994        1995        1996        1997
                                                 --------  --------      ----        ----        ----
INCOME STATEMENT DATA:
Revenues:
  Restaurant sales ..........................   $ 19,305   $ 41,114    $ 55,489    $ 63,735    $ 65,118
  Franchise revenues ........................         --         41         555         499         812
                                                --------   --------    --------    --------    --------
  Total revenues ............................     19,305     41,155      56,044      64,234      65,930
                                                --------   --------    --------    --------    --------
Operating expenses:
  Cost of sales .............................      6,961     14,849      20,065      24,037      22,533
  Restaurant payroll ........................      4,481      9,710      13,661      15,695      15,178
  Other restaurant operating expenses .......      3,089      6,195       9,465      12,137      11,414
  General and administrative ................      1,528      3,702       5,178       5,371       5,538
  Depreciation and amortization .............        635      2,301       3,396       2,961       2,355
  Restaurant closure expenses ...............         --         --       1,492       6,324          --
                                                --------   --------    --------    --------    --------
Total operating expenses ....................     16,694     36,757      53,257      66,525      57,018
                                                --------   --------    --------    --------    --------
Income (loss) from operations ...............      2,611      4,398       2,787      (2,291)      8,912
Other income (expenses), net ................         30         (9)       (889)       (903)       (458)
                                                --------   --------    --------    --------    --------
Income (loss) before income taxes and
  extraordinary charge ......................      2,641      4,389       1,898      (3,194)      8,454
Provision for (benefit from) income taxes (3)        963      1,590         720      (1,214)      3,212
                                                --------   --------    --------    --------    --------
Income (loss) before extraordinary charge ...      1,678      2,799       1,178      (1,980)      5,242

Extraordinary charge for early extinguishment
  of debt, net of income tax benefit of
  $38 in 1995 ...............................         --         --          63          --          --
                                                --------   --------    --------    --------    --------
Net income (loss)(3) ........................   $  1,678   $  2,799    $  1,115    $ (1,980)   $  5,242
                                                ========   ========    ========    ========    ========
Net income (loss) per share: (2) (3) (4)
    Basic ...................................   $    .25   $    .35    $   0.14    $  (0.24)   $   0.64
                                                ========   ========    ========    ========    ========
    Diluted .................................   $    .24   $    .34    $   0.14    $  (0.24)   $   0.63
                                                ========   ========    ========    ========    ========


                                                                                         AS OF
                                                                                         -----
                                                          JAN. 2,         JAN. 1,       DEC. 31,        DEC. 29,        DEC. 28,
                                                           1994            1995           1995            1996            1997
                                                           ----            ----           ----            ----            ----
 BALANCE SHEET DATA:
 Working capital (deficit).......................        $  6,979        $ (2,685)       $ (4,407)      $ (7,381)       $ (4,906)
 Total assets....................................          28,336          42,255          46,825         48,501          40,354
 Long-term debt, including current maturities....           2,500          11,402          12,049         11,375           1,214
 Total shareholders' equity......................          21,409          24,619          25,959         24,142          29,731

---------------
(1) During 1993, the Company entered into a Plan of merger with each of the entities that previously owned the Company's restaurants and a franchise company whereby each such entity was merged into newly created wholly owned subsidiaries of Pollo Tropical (the "Reorganization"). The Reorganization was accounted for at historical cost in a manner similar to pooling-of-interest accounting as the entities included in the Reorganization were under common control.

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

(3) A proforma adjustment of $761 is included in the provision for income taxes for Fiscal 1993 which reflects the effect on historical income statement data, assuming the Company had been treated as a C corporation rather than as an S corporation for income tax purposes, and assuming that combined federal and state effective income tax rates aggregated 37.7% for the Fiscal 1993 period prior to the Reorganization, which occurred in October 1993.

(4) Amounts prior to Fiscal 1997 have been restated to conform with Statement of Financial Accounting Standards No. 128, "Earnings per share".

Item 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's financial results have shown significant improvement in Fiscal 1997 as a result of the Company's focused strategy. In Fiscal 1996, the Company revised its growth strategy to focus on its domestic expansion by filling in its core markets in South and Central Florida with Company restaurants and utilizing franchising to expand the concept internationally, targeting South and Central America and the Caribbean. As a result of this revised strategy, the Company closed five unprofitable expansion market restaurants in the fourth quarter of 1996, and one in the first quarter of 1997. During Fiscal 1997, the Company opened two new restaurants in the core market of South Florida, bringing the total Company owned restaurants to 36 as of the end of Fiscal 1997, from the 35 restaurants open as of the end of Fiscal 1996. Restaurant sales increased approximately two percent as a result of positive same store sales, but was somewhat offset by the Company operating fewer restaurants through most of 1997 as compared with 1996. The Company plans to open four to five additional Company owned restaurants in Fiscal 1998. The Company's continued emphasis on marketing, operational, and cost control initiatives produced improved store level margins in 1997.

         During Fiscal 1997, a total of 9 new franchises opened during the year, and the Company anticipates that franchisees will open approximately eight new units during 1998, two of which have already opened. This expansion occurred in three new international markets: the Dominican Republic, Netherlands Antilles and Ecuador, as well as continued expansion in the Puerto Rico market. The Company receives exclusivity fees upon signing area development agreements. Such fees are recognized as revenue when franchised restaurants open or when such agreements terminate. Additionally, when franchised restaurants become operational, the Company receives continuing royalties based upon sales. As the Company does not control the timing of franchise openings and /or terminations by franchisees, the recognition of franchise revenues, therefore may fluctuate significantly on a quarter to quarter basis. The Company has developed, and continues to develop, its corporate infrastructure in order to manage and administer its franchise program.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected income statement data as a percentage of restaurant sales, except general and administrative expense, which is shown as a percentage of total revenues.

                                                                            FISCAL YEAR
                                                                            -----------
                                                                 1995           1996           1997
                                                                 ----           ----           ----
INCOME STATEMENT DATA:
Cost of sales....................................                36.2%          37.7%          34.6%
Restaurant payroll...............................                24.6           24.6           23.3
Other restaurant operating expenses..............                17.1           19.0           17.5
General and administrative.......................                 9.2            8.4            8.4
Depreciation and amortization of
   property and equipment........................                 3.5            3.5            3.1
Amortization of deferred restaurant
   pre-opening costs.............................                 2.1            0.9            0.2
Other amortization...............................                 0.5            0.3            0.3
Restaurant closure expenses......................                 2.7            9.9             --
Income (loss) from operations....................                 5.0           (3.6)          13.7
Other income (expenses)..........................                (1.6)          (1.4)          (0.7)
Net income (loss)................................                 2.0           (3.1)           8.1

        YEAR ENDED DECEMBER 28, 1997 (FISCAL 1997) COMPARED TO YEAR ENDED
                         DECEMBER 29, 1996 (FISCAL 1996)

         RESTAURANT SALES. Restaurant sales increased $1.4 million (2%) to $65.1 million for Fiscal 1997 from $63.7 million for Fiscal 1996. This was primarily due to a sales increase in restaurants open for both years. This increase was offset by effect of the five restaurants closed in November 1996 and the one restaurant closed in January 1997. During Fiscal 1997, 34 restaurants operated for the full year and three restaurants operated for only part of the year, of which one was closed during the year as compared to the prior year when 32 restaurants operated for the full year and eight restaurants operated for only part of the year, of which, five were closed in November 1996. Same store sales for Fiscal 1997 increased 4.2%.

         FRANCHISE REVENUES. Franchise revenues increased $313,000 to $812,000 for Fiscal 1997 from $499,000 for Fiscal 1996. This revenue consists of initial franchise fees which are recognized when a restaurant opens, continuing royalties, fees from operating franchised restaurants and forfeiture of exclusivity fees when area development agreements are terminated. This increase is primarily due to an increase in the number of restaurants opened and operating during Fiscal 1997. During Fiscal 1997, seven restaurants operated for the full year and nine opened during the year as compared to the prior year when one restaurant operated for the full year and six were opened during the year and five domestic franchised restaurants were closed. During Fiscal 1997, the Company recognized $25,000 for forfeiture of exclusivity fees, as the area development agreement with Carrols Corporation was terminated. The Chairman of Carrols Corporation also serves as an outside director of Pollo Tropical, Inc. During Fiscal 1996, $112,500 was recognized for forfeitures of exclusivity fees. No area development agreements were entered into during Fiscal 1997.

         As of the fiscal year ended December 28, 1997, 16 franchised restaurants were in operation, as compared to 7 franchised restaurants as of the fiscal year ended December 29, 1996. Of the nine franchised restaurants opened during Fiscal 1997, four were opened in Puerto Rico, two in the Dominican Republic, two in Ecuador and one in the Netherlands Antilles. The Company anticipates the opening of approximately six additional international franchised restaurants during the remainder of Fiscal 1998. As of the date of this filing, two additional franchised restaurants opened, one in Ecuador and one in the Dominican Republic. The Company expects the average unit sales volumes in international markets to be significantly lower than the average unit sales volumes of company owned restaurants in its core markets.

         COST OF SALES. Cost of sales, which consists of food, beverage, paper and supply costs, decreased 310 basis points, as a percentage of restaurant sales, to 34.6% for Fiscal 1997 from 37.7% for Fiscal 1996. This decrease was due to a variety of factors including favorable new contract prices on certain food and paper items and distribution services, improved operating efficiencies and controls, a sales mix change driven by the introduction of a new product with relative lower food costs, the closing of six stores which had higher food cost relative to their low sales volumes, and the effect of other initiatives implemented during the previous twelve-month period. The Company anticipates that the market price for chicken may trend lower in Fiscal 1998, and as such may decrease food costs relative to sales.

         RESTAURANT PAYROLL. Restaurant payroll expense, which consists of restaurant management and hourly employee wages, payroll taxes, workers compensation insurance and group health insurance decreased 130 basis points, as a percentage of restaurant sales, to 23.3% for Fiscal 1997 as compared to 24.6% for Fiscal 1996. This decrease was primarily due to the Company's strategy of concentrating growth in its core markets of South and Central Florida which have lower payroll expenses relative to their sales. In addition, higher average sales volumes for Fiscal 1997 and increased controls placed on labor scheduling at the unit level further reduced payroll expense, as a percentage of restaurant sales, as compared to Fiscal 1996. These factors were slightly offset by the increases in the minimum wage which went into effect September 1, 1996 and 1997. During the next year the Company expects that the higher minimum wage will have a slightly adverse effect on restaurant payroll expense, as a percentage of restaurant sales, when compared to the previous year.

         OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses consist of all restaurant operating costs other than payroll expenses and include occupancy costs, utilities and advertising expenses. These expenses decreased 150 basis points, as a percentage of restaurant sales, to 17.5% for Fiscal 1997 from 19.0% for Fiscal 1996. The largest component of this change was occupancy and utilities costs which decreased 90 basis points, as a percentage of restaurant sales, to 8.6% for Fiscal 1997 from 9.5% during Fiscal 1996. This decrease was due to the Company's strategy of concentrating growth in its core markets of South and Central Florida which have lower occupancy and utilities costs relative to their sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G & A") expenses remained level at 8.4%, as a percentage of total revenues, for the year ended December 28, 1997, as compared to the same period of the prior year.

         DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT. Depreciation and amortization of property and equipment decreased 40 basis points, as a percentage of restaurant sales, to 3.1% for Fiscal 1997 from 3.5% for Fiscal 1996. This decrease was primarily due to the Company's strategy of concentrating growth in its core markets of South and Central Florida which have lower depreciation costs relative to their sales volumes. This decrease was partially offset by the two new restaurants opened during Fiscal 1997.

         AMORTIZATION OF DEFERRED RESTAURANT PRE-OPENING COSTS. Amortization of deferred restaurant pre-opening costs decreased 70 basis points, as a percentage of restaurant sales, to 0.2% for Fiscal 1997 from 0.9% for Fiscal 1996. This decrease was the result of fewer new restaurants being opened during the 12 months ended December 28, 1997, as compared to the 12 month period ended December 29, 1996.

         OTHER AMORTIZATION. Other amortization consists of amortization of intangibles such as trademarks, organization costs, leasehold acquisition costs and deferred franchise expenses. Other amortization as a percentage of restaurant sales remained level at 0.3% for Fiscal 1997, as compared to Fiscal 1996.

         RESTAURANT CLOSURE EXPENSE. In the fourth quarter of Fiscal 1996, the Company accrued estimated expenses in the amount of $6.5 million associated with the closing of six restaurants. The estimated expenses consist of $5.7 million in net losses on disposal of property and equipment, $670,237 in estimated liabilities associated with termination of leases and $114,910 associated with employee termination benefits.

         During Fiscal 1997, the Company disposed of four of the six restaurants for which it had established a reserve in Fiscal 1996. Three of the restaurants were sold and one was subleased. As part of the sale of one of the restaurants, the Company received a note receivable in the amount of $880,000. Subsequent to December 28, 1997, the mortgagee defaulted on the note. During Fiscal 1998, the Company intends to foreclose on the property, which was held as collateral under the mortgage and proceed with its sale in order to satisfy the mortgage. During Fiscal 1997, the Company incurred $3.5 million in net losses on disposal of fixed assets, $583,436 in expenses associated with termination of leases and $108,299 associated with employee termination benefits which were applied to the closure reserve established in Fiscal 1996. The remaining closure reserve in management's estimate represents amounts expected to be incurred, net of amounts realized upon the disposition of the remaining two restaurants. Any difference between these estimated expenses and the actual amounts of such expenses will be recorded during the period in which such differences become known. Actual results that substantially differ from management's estimate could be material to the Company's financial statements.

         OTHER INCOME (EXPENSES). The Company incurred interest costs of $549,126 during Fiscal 1997 of which $4,022 was capitalized as construction costs. Such interest was further offset by $54,955 in interest income, $46,117 of which was interest income on the note receivable for the sale of a restaurant. During Fiscal 1996, the Company incurred interest costs of $1,035,038, of which $43,894 was capitalized as construction cost, and generated interest income of $14,599. This decrease in interest costs was primarily the result of the lower average balance of debt outstanding under the revolving line of credit during Fiscal 1997, as compared to Fiscal 1996.

        YEAR ENDED DECEMBER 29, 1996 (FISCAL 1996) COMPARED TO YEAR ENDED
                         DECEMBER 31, 1995 (FISCAL 1995)

         RESTAURANT SALES. Restaurant sales for Fiscal 1996 increased $8.2 million (15%) to $63.7 million for Fiscal 1996 from $55.5 million for Fiscal 1995. This was due to an increased number of restaurants being opened during the year ended December 29, 1996, as compared to the same period of the prior year and to a sales increase in restaurants open for both years. During Fiscal 1996, 32 restaurants operated for the full year and eight restaurants operated for only part of the year, of which five were closed during the year as compared to the prior year when 31 restaurants operated for the full year and seven restaurants operated for only part of the year, of which, two were closed during the year. Same store sales for Fiscal 1996 increased 7.9%.

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

         During the year ended December 29, 1996, five domestic franchised restaurants were closed, five franchised restaurants were opened in Puerto Rico, and one domestic franchised restaurant opened in a non-traditional site in South Florida.

         COST OF SALES. Cost of sales, which consists of food, beverage, paper and supply costs, increased 150 basis points, as a percentage of restaurant sales, to 37.7% for Fiscal 1996 from 36.2% for the comparable period of the prior year. This increase was due to higher relative food costs resulting from several factors including the continued higher market price for chicken, the value pricing strategy implemented in the first quarter, the successful launch of the new pork product line in the core market at introductory pricing, and the greater waste experienced in the lower volume restaurants in the expansion markets. The market price for chicken averaged 12% higher for Fiscal 1996 as compared to the same period of the prior year. During the third and fourth quarters of Fiscal 1996, the Company implemented several cost savings programs as well as selective price increases on several menu items.

         RESTAURANT PAYROLL. Restaurant payroll expense, which consists of restaurant management and hourly employee wages, payroll taxes, workers compensation insurance and group health insurance remained level, as a percentage of restaurant sales, at 24.6% for Fiscal 1996 as compared to Fiscal 1995. Higher sales volumes as well as increased controls placed on labor scheduling at the unit level helped to offset the higher relative payroll costs in the expansion markets and the impact of the minimum wage increase which was effective in the quarter ended December 29, 1996.

         OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses consist of all restaurant operating costs other than payroll expenses and include occupancy costs, utilities and advertising expenses. These expenses increased 190 basis points, as a percentage of restaurant sales, to 19.0% for Fiscal 1996 from 17.1% for the same period of the prior year. The largest component of this change was advertising expense which increased 90 basis points to 4.7% from 3.8% during the same period of the prior year. This increase was due to the new marketing strategies and initiatives as well as expenditures in supporting the expansion markets. The increase in operating expenses was also a result of an increase in occupancy costs of 30 basis points to 4.7% from 4.4% for the same period of the prior year. This increase was primarily due to the full year effect for the two restaurants that were part of sale-leaseback transactions in September 1995.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G & A") expenses for Fiscal 1996 decreased 80 basis points to 8.4% from 9.2% for the same period of the prior year. This decrease is primarily due to the fixed cost nature of the general and administrative expenses relative to the higher sales volumes experienced during the year. The Company has reduced the number of support staff and several operations positions as a result of the decrease in the number of openings of new Company-owned restaurants in Fiscal 1996 and Fiscal 1997.

         DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT. Depreciation and amortization of property and equipment remained level, as a percentage of restaurant sales, at 3.5% for the year ended December 29, 1996 as compared to the same period of the prior year.

         AMORTIZATION OF DEFERRED RESTAURANT PRE-OPENING COSTS. Amortization of deferred restaurant pre-opening costs decreased 120 basis points, as a percentage of restaurant sales, to 0.9% for Fiscal 1996 from 2.1% for Fiscal 1995. This decrease was the result of fewer new restaurants being opened during the latest 12 months as compared to the 12 month period ended December 31, 1995.

         OTHER AMORTIZATION. Other amortization consists of amortization of intangibles such as trademarks, organization costs, leasehold acquisition costs and deferred franchise expenses. Other amortization decreased slightly 20 basis points, as a percentage of restaurant sales, to 0.3% for Fiscal 1996 from 0.5% for Fiscal 1995. This decrease was primarily due to the higher cost associated with franchised restaurants opened during Fiscal 1995 as compared to Fiscal 1996.

         RESTAURANT CLOSURE EXPENSES. During 1995, the Company accrued estimated expenses in the amount of $1.6 million for two restaurants closed in October 1995. The estimated expenses consisted of $1.2 million in net losses on disposal of fixed assets and $321,482 in estimated liabilities associated with termination of leases. The assets related to the Fiscal 1995 closed restaurants were disposed of during Fiscal 1996 resulting in a gain in the amount of $174,047. This gain is primarily attributable to the sale of the one restaurant site and the reversal of an accrual due to a more favorable economic transaction than originally estimated associated with the subleasing of the other restaurant site.

         In the fourth quarter of Fiscal 1996, the company accrued estimated expenses in the amount of $6.5 million associated with the closing of six restaurants. The estimated expenses consist of $5.7 million in net losses on disposal of fixed assets, $670,237 in estimated liabilities associated with termination of leases and $114,910 associated with employee termination benefits. Any difference between these estimated expenses and the actual amounts of such expenses will be recorded during the period in which such differences become known.

         OTHER INCOME (EXPENSE). The Company incurred interest costs of $1 million during Fiscal 1996 of which $43,894 was capitalized as construction costs. Such interest was further offset by $14,599 in interest income. During Fiscal 1995, the Company incurred interest costs of $991,342, of which $205,694 was capitalized as construction cost, and generated interest income of $27,861. Other expense for Fiscal 1995, included a write-off of approximately $166,000 of deferred costs associated with the Company's efforts in obtaining certain private financing.

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

         During Fiscal 1997, the Company generated $11.7 million in cash flow from operations and reduced its long-term bank indebtedness $10.2 million. The Company has also reduced its amount of cash held in order to minimize interest costs on the outstanding portion of the credit facility. During Fiscal 1997, the Company opened two new restaurants. Capital expenditures during Fiscal 1997 for these two new restaurants were approximately $1.1 million. In addition, capital expenditures of approximately $330,000 were expended for development of restaurants to be opened in the future and for existing restaurants. During Fiscal 1997, the Company entered into three purchase agreements for future restaurant sites with an aggregate purchase price of $1.7 million. The anticipated closing dates for the purchase agreements will be during Fiscal 1998.

         The Company has a line of credit facility from a commercial bank, which provides for advances of up to 25 million; however, the lender has no obligation to make further advances after July 13, 1998. As of year end December 28, 1997, there was an additional borrowing capacity under the credit line of $23.8 million and as of February 26, 1998 the available borrowing capacity under the line was $24.8 million.

         The Company anticipates that the funds available under its existing credit facility combined with cash flow from operations will be sufficient to fund its new restaurant openings and other cash needs throughout Fiscal 1998.

OTHER MATTERS

         The Company is currently working to resolve the potential impact of the year 2000 on its information processing systems. The year 2000 issue relates to the ability of the systems to properly distinguish between the years 1900 and 2000. Based on preliminary information, the cost of addressing potential problems is not anticipated to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
Report of Independent Certified Public Accountants..........................24

Consolidated Balance Sheets as of
   December 29, 1996 and  December 28, 1997.................................25

Consolidated Statements of Operations for the Year
   Ended December 31, 1995, December 29, 1996
   and  December 28, 1997...................................................26

Consolidated Statements of Shareholders' Equity
   for the Year Ended December 31, 1995, December 29, 1996
   and December 28, 1997....................................................27

Consolidated Statements of Cash Flows for the
   Year Ended December 31, 1995, December 29, 1996
   and December 28, 1997....................................................28

Notes to Consolidated Financial Statements..................................30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders of
  Pollo Tropical, Inc.:


         We have audited the accompanying consolidated balance sheets of Pollo Tropical, Inc. (a Florida corporation) and subsidiaries as of December 29, 1996 and December 28, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995, December 29, 1996 and December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pollo Tropical, Inc. and subsidiaries as of December 29, 1996 and December 28, 1997, and the results of their operations and their cash flows for the years ended December 31, 1995, December 29, 1996 and December 28, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
   February 18, 1998 (except with respect to the matters discussed In Note 13, as to which the date is March 16, 1998).

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 29,  DECEMBER 28,
                                                                1996         1997
                                                            ------------  ------------
                                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...........................   $    94,490   $   292,455
    Inventories .........................................       271,996       280,595
    Prepaid expenses ....................................       316,559       244,753
    Prepaid income taxes ................................       354,062            --
    Deferred income taxes ...............................     1,583,649       419,743
    Other current assets ................................       554,689       279,384
                                                            -----------   -----------
      Total current assets ..............................     3,175,445     1,516,930

PROPERTY AND EQUIPMENT, at cost, less accumulated
    depreciation and amortization .......................    42,539,997    35,405,159
DEFERRED RESTAURANT PRE-OPENING COSTS, net of
    accumulated amortization of $702,614 in 1996
    and $45,603 in 1997 .................................        99,213        24,730
INTANGIBLE ASSETS, net of accumulated amortization ......       431,892       467,923
LEASEHOLD ACQUISITION COSTS, net of accumulated
    amortization of $310,600 in 1996 and $387,537 in 1997     1,423,334     1,079,925
NOTE RECEIVABLE, net of current portion .................            --       840,032
DEPOSITS AND DEFERRED COSTS ON FUTURE
    RESTAURANT LOCATIONS ................................        93,338       250,727
OTHER ASSETS ............................................       737,345       768,675
                                                            -----------   -----------
      Total assets ......................................   $48,500,564   $40,354,101
                                                            ===========   ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable ....................................   $ 2,673,868   $ 1,553,056
    Accrued liabilities .................................     1,524,906     2,617,624
    Current maturities of long-term debt ................        83,773       126,559
    Accrued restaurant closure expenses .................     6,273,830     2,125,525
                                                            -----------   -----------
      Total current liabilities .........................    10,556,377     6,422,764

LONG-TERM DEBT, net of current maturities ...............    11,290,952     1,087,393
DEFERRED RENT ...........................................     1,361,353     1,483,978
DEFERRED FRANCHISE FEE INCOME ...........................       270,000       237,500
DEFERRED INCOME TAXES ...................................       879,830     1,391,085
                                                            -----------   -----------
      Total liabilities .................................    24,358,512    10,622,720
                                                            -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, none issued or outstanding ............            --            --
    Common stock, $.01 par value, 15,000,000 shares
      authorized, 8,149,799 shares in 1996 and 8,207,658
      shares in 1997 issued and outstanding .............        81,498        82,076
    Additional paid-in capital ..........................    21,708,161    22,054,326
    Retained earnings ...................................     2,352,393     7,594,979
                                                            -----------   -----------
      Total shareholders' equity ........................    24,142,052    29,731,381
                                                            -----------   -----------
      Total liabilities and shareholders' equity ........   $48,500,564   $40,354,101
                                                            ===========   ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEAR ENDED
                                                  --------------------------------------------
                                                  DECEMBER 31,    DECEMBER 29,    DECEMBER 28,
                                                      1995            1996            1997
                                                  ------------    ------------    ------------
REVENUES:
    Restaurant sales ..........................   $ 55,489,397    $ 63,734,848    $ 65,118,299
    Franchise revenues ........................        554,416         499,304         811,700
                                                  ------------    ------------    ------------
                                                    56,043,813      64,234,152      65,929,999
                                                  ------------    ------------    ------------
OPERATING EXPENSES:
    Cost of sales .............................     20,064,837      24,037,263      22,532,898
    Restaurant payroll ........................     13,660,579      15,695,011      15,177,551
    Other restaurant operating expenses .......      9,465,369      12,136,629      11,413,996
    General and administrative ................      5,177,554       5,370,644       5,537,684
    Depreciation and amortization of property
      and equipment ...........................      1,961,783       2,202,074       2,023,311
    Amortization of deferred restaurant
      pre-opening costs .......................      1,159,723         554,744         122,828
    Other amortization ........................        274,970         204,514         209,378
    Restaurant closure expenses ...............      1,491,934       6,324,242              --
                                                  ------------    ------------    ------------
                                                    53,256,749      66,525,121      57,017,646
                                                  ------------    ------------    ------------

      Income (loss) from operations ...........      2,787,064      (2,290,969)      8,912,353
                                                  ------------    ------------    ------------

OTHER INCOME (EXPENSE):
    Interest expense, net of capitalization ...       (785,648)       (991,144)       (545,104)
    Interest income ...........................         27,861          14,599          54,955
    Other, net ................................       (130,865)         73,843          32,481
                                                  ------------    ------------    ------------
                                                      (888,652)       (902,702)       (457,668)
                                                  ------------    ------------    ------------
      Income (loss) before income taxes and
      extraordinary charge ....................      1,898,412      (3,193,671)      8,454,685

PROVISION FOR (BENEFIT FROM)
    INCOME TAXES ..............................        720,836      (1,213,278)      3,212,099
                                                  ------------    ------------    ------------
      Income (loss) before extraordinary charge      1,177,576      (1,980,393)      5,242,586

EXTRAORDINARY CHARGE FOR EARLY
    EXTINGUISHMENT OF DEBT, net of
    income tax benefit of $37,942 .............         62,967              --              --
                                                  ------------    ------------    ------------
      Net income (loss) .......................   $  1,114,609    $ (1,980,393)   $  5,242,586
                                                  ============    ============    ============

NET INCOME (LOSS) PER SHARE:

    Basic .....................................   $        .14    $       (.24)   $        .64
                                                  ============    ============    ============
    Diluted ...................................   $        .14    $       (.24)   $        .63
                                                  ============    ============    ============






           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   COMMON STOCK,
                                                   $.01 PAR VALUE
                                           ---------------------------                                      TOTAL
                                            NUMBER OF                      ADDITIONAL       RETAINED    SHAREHOLDERS'
                                              SHARES         AMOUNT     PAID-IN CAPITAL     EARNINGS        EQUITY
                                           ------------   ------------  ---------------   ------------   ------------
BALANCE, January 1, 1995 ...............      7,944,990   $     79,449    $ 21,321,047    $  3,218,177   $ 24,618,673
    Proceeds from exercise of stock
       options, including tax benefit
       of $ 202,078.....................         77,962            780         223,907              --        224,687
    Restricted stock award, net of
       deferred compensation of
       $112,500 ........................         25,000            250            (250)             --             --
    Amortization of deferred
       compensation ....................             --             --           1,286              --          1,286
    Net income for the year ............             --             --              --       1,114,609      1,114,609
                                           ------------   ------------    ------------    ------------   ------------
BALANCE, December 31, 1995 .............      8,047,952         80,479      21,545,990       4,332,786     25,959,255
    Proceeds from exercise of stock
       options, including tax benefit
       of $123,038 .....................        101,847          1,019         154,455              --        155,474
    Amortization of deferred
       compensation ....................             --             --           7,716              --          7,716
    Net loss for the year ..............             --             --              --      (1,980,393)    (1,980,393)
                                           ------------   ------------    ------------    ------------   ------------
BALANCE, December 29, 1996 .............      8,149,799         81,498      21,708,161       2,352,393     24,142,052
    Proceeds from exercise of stock
       options, including tax benefit
       of $53,107........................        57,859            578         275,005              --        275,583
    Amortization of deferred
       compensation .....................            --             --          71,160              --         71,160

    Net income for the year ..........               --             --              --       5,242,586      5,242,586
                                           ------------   ------------    ------------    ------------   ============
BALANCE, December 28, 1997 .............      8,207,658   $     82,076    $ 22,054,326    $  7,594,979   $ 29,731,381
                                           ============   ============    ============    ============   ============














           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      FOR THE YEAR ENDED
                                                            --------------------------------------------------------
                                                              DECEMBER 31,         DECEMBER 29,         DECEMBER 28,
                                                                  1995                 1996                 1997
 CASH FLOWS FROM OPERATING
    ACTIVITIES:
     Net income (loss).................................      $  1,114,609           $(1,980,393)          $5,242,586
                                                            -------------         -------------        -------------
     Adjustments to reconcile net income (loss)
       to net cash provided by operating activities --
         Depreciation and amortization.................         3,396,476             2,961,332            2,355,517
         Loss on disposal of property and equipment....            63,856               221,239               87,156
         Restaurant closure expenses, net..............         1,491,934             6,324,242                   --
         Deferred rent.................................           322,682               168,444              122,625
         Amortization of stock based compensation......             1,286                 7,716               71,160
         Extraordinary charge, net.....................            62,967                    --                   --
         Changes in operating assets and
              liabilities --
               (Increase) decrease in assets:
                 Inventories...........................            16,116                31,915               (8,599)
                 Prepaid expenses......................            91,810               (29,884)              71,806
                 Prepaid income taxes..................          (152,680)              (78,344)             421,343
                 Other current assets..................          (390,165)             (103,133)             291,644
                 Deferred restaurant pre-opening costs.          (530,748)             (247,516)             (48,345)
                 Other assets..........................          (242,841)              (50,365)            (144,441)
               Increase (decrease) in liabilities:
                 Accounts payable and accrued
                 liabilities...........................           945,894              (602,491)             (42,267)
                 Income taxes payable..................           126,000                    --                   --
                 Accrued restaurant closure expenses...           (92,418)             (155,198)           1,669,612
                 Deferred franchise fee income.........           (91,471)             (327,500)             (32,500)
          Deferred income taxes, net...................            92,517            (1,508,057)           1,675,161
                                                            -------------         -------------        -------------
          Total adjustments.........................            5,111,215             6,612,400            6,489,872
                                                            -------------         -------------        -------------
          Net cash provided by operating activities....         6,225,824             4,632,007           11,732,458
                                                            -------------         -------------        -------------

 CASH FLOWS FROM INVESTING
    ACTIVITIES:
     Capital expenditures..............................        (9,058,937)           (4,539,108)          (1,397,021)
     Proceeds from disposition of property
       and equipment...................................         2,621,470                    --                   --
     Payments for intangible assets....................          (273,890)              (81,896)             (53,596)
     Payments for leasehold acquisition costs..........          (265,772)                   --                   --
     Payments on note receivable.......................                --                    --               11,810
     (Increase) decrease in deposits and deferred
       costs on future restaurant locations............            84,252                34,002             (157,389)
                                                            -------------         -------------        -------------
        Net cash used in investing activities..........        (6,892,877)           (4,587,002)          (1,596,196)
                                                            -------------         -------------        -------------









                                   (Continued)

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED

                                                                 FOR THE YEAR ENDED
                                                    ---------------------------------------------
                                                     DECEMBER 31,   DECEMBER 29,    DECEMBER 28,
                                                         1995           1996           1997
                                                     ------------   ------------    ------------
CASH FLOWS FROM FINANCING
    ACTIVITIES:
    Principal payments on long-term debt            $ (2,374,996)   $    (77,276)   $    (83,773)
    Net borrowings (repayments) under revolving
      credit agreement ..........................      3,021,800        (596,999)    (10,077,000)
    Proceeds from exercise of stock options .....         22,609          32,436         222,476
                                                    ------------    ------------    ------------
        Net cash provided by (used in) financing
         activities .............................        669,413        (641,839)     (9,938,297)
                                                    ------------    ------------    ------------
        Net increase (decrease) in cash and
         cash equivalents .......................          2,360        (596,834)        197,965
CASH AND CASH EQUIVALENTS,
    Beginning of period .........................        688,964         691,324          94,490
                                                    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
    End of period ...............................   $    691,324    $     94,490    $    292,455
                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
    Cash paid during the period for -
      Interest, net of capitalization of $205,694
        in 1995, $43,894 in 1996 and
        $4,022 in 1997 ..........................   $    790,260    $    973,072    $    483,877
                                                    ============    ============    ============
      Income taxes ..............................   $    655,000    $    280,000    $    963,085
                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
    Tax benefit from stock options recorded to
      additional paid-in capital ................   $    202,078    $    123,038    $     53,107
                                                    ============    ============    ============
     Note received from sale of Company-owned
        restaurant ..............................   $         --    $         --    $    880,000
                                                    ============    ============    ============


















           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 1997

(1) GENERAL

     Pollo Tropical, Inc. ("Pollo Tropical") and subsidiaries (collectively, the "Company"), as of December 28, 1997, owned and operated 36 "Pollo Tropical" restaurants located in Florida. As of December 28, 1997, there were 16 franchised restaurants open in Florida, Puerto Rico, the Dominican Republic, Ecuador and the Netherlands Antilles.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL YEAR END

     The Company utilizes a 52/53 week year end and ends its year on the Sunday closest to January 1. All references to 1995 herein relate to December 31, 1995 and the fiscal year ended December 31, 1995, all references to 1996 herein relate to December 29, 1996 and the fiscal year ended December 29, 1996, and all references to 1997 herein relate to December 28, 1997 and the fiscal year ended December 28,1997.

     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements include the accounts of Pollo Tropical and its wholly owned subsidiaries . All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

     CASH EQUIVALENTS

     All highly liquid instruments with an original maturity of three months or less when acquired are considered to be cash and cash equivalents.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, note receivable, accounts payable, accrued liabilities and long-term debt approximates fair value as of December 29, 1996 and December 28, 1997.

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

     INTANGIBLE ASSETS

     Intangible assets are amortized using the straight-line method over the following periods:

                                                          LIFE IN YEARS
                                                          -------------
         Covenant not to compete.................      Term of agreement
         Organization costs......................               5
         Loan costs..............................         Term of loan
         Trademark costs.........................              40

     LEASEHOLD ACQUISITION COSTS

     Costs incurred to obtain leaseholds are capitalized and amortized over the initial terms of the related leases.

     DEFERRED FRANCHISE COSTS

     Deferred franchise costs, which are included in Other assets in the accompanying Consolidated Balance Sheets, are amortized and included in Other amortization in the accompanying Consolidated Statements of Operations, as franchised restaurants are opened.

     LONG-LIVED ASSETS

     The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and other long-lived assets or whether the remaining balance of its intangible and other long-lived assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining lives of the intangible and other long-lived assets in determining whether an impairment has occurred.

     CONSOLIDATED BALANCE SHEET DATA

     Other current assets consist of the following:

                                                         1996             1997
                                                       --------         --------
        Insurance dividend receivable ..........       $215,000         $ 63,000
        Rebates ................................        129,664           97,676
        Other ..................................        210,025          118,708
                                                       --------         --------
                                                       $554,689         $279,384
                                                       ========         ========

     Accrued liabilities consist of the following:

                                                     1996                1997
                                                  ----------          ----------
        Sales tax ..............................  $  293,084          $  198,394
        Payroll related ........................     585,436           1,100,214
        Workers compensation ...................          --             449,014
        Other ..................................     646,386             870,002
                                                  ----------          ----------
                                                  $1,524,906          $2,617,624
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

     Franchise revenues consist of the following:

                                                FOR THE YEAR ENDED
                                    -------------------------------------------
                                     DECEMBER 31,    DECEMBER 29,  DECEMBER 28,
                                         1995           1996           1997
                                     ------------    ------------  ------------
     Franchise fees ...............    $376,471       $227,500       $220,000
     Continuing royalties .........     177,945        271,804        591,700
                                       --------       --------       --------
                                       $554,416       $499,304       $811,700
                                       ========       ========       ========

     ADVERTISING COSTS

     Advertising costs not directly related to the opening of a new restaurant are expensed during the period in which the cost is incurred. Advertising expense was $2,103,155, $2,978,255 and $2,987,688 for Fiscal 1995, Fiscal
     1996 and Fiscal 1997, respectively, and is included in Other restaurant operating expenses in the accompanying Consolidated Statements of Operations.

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

     NET INCOME (LOSS) PER SHARE

     In Fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). As a result, the Company's earnings per share have been restated for Fiscal 1995 and Fiscal 1996 to show basic and diluted earnings per share in accordance with SFAS
     128. Prior to the adoption of SFAS 128, the Company reported primary earnings per share, which equaled diluted earnings per share pursuant to SFAS 128. Following is the reconciliation of the shares used in the computations for the periods presented.

                                                                       FOR THE YEAR ENDED
                                                           ------------------------------------------
                                                           DECEMBER 31,    DECEMBER 29,  DECEMBER 28,
                                                               1995           1996          1997
      Weighted average shares  used in basic computation    7,991,570      8,099,650      8,179,131
      Stock options and warrants ........................      97,594             --        108,148
                                                            ---------      ---------      ---------
      Weighted average shares used in diluted computation   8,089,164      8,099,650      8,287,279
                                                            =========      =========      =========


     The effect of the extraordinary charge on basic and diluted earnings per share for Fiscal 1995 is as follows:

       Basic:
            Income before extraordinary charge...............   $      .15
            Extraordinary charge.............................         (.01)
                                                                ----------
            Net income.......................................   $      .14
                                                                ==========
       Diluted:
            Income before extraordinary charge...............   $      .15
            Extraordinary charge.............................         (.01)
                                                                ----------
            Net income.......................................   $      .14
                                                                ==========

     The net income (loss) amount used as the numerator in calculating basic and diluted earnings per share equals net income (loss) in the accompanying Consolidated Statements of Operations.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to the accompanying consolidated financial statements relate to accrued restaurant closure expenses and workers compensation expense, as discussed in Note 11. Although the Company believes its estimates are appropriate, changes in assumptions utilized in preparing such estimates could cause these estimates to change in the near term.

(3) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of the following:

                                                        1996           1997
                                                   -----------------------------
       Cash on hand................................    $49,900         $52,450
       Cash management fund........................     44,590         240,005
                                                       -------        --------
                                                       $94,490        $292,455
                                                       =======        ========

(4) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                 LIFE IN
                                                                   YEARS                 1996                 1997
                                                               ------------   -------------------------------------------
       Land...................................................      --               $11,657,999           $9,257,525
       Buildings and leasehold improvements...................     7-31               25,927,959           23,130,989
       Furniture, fixtures and equipment......................     5-15                9,513,141            9,435,115
       Signs..................................................       7                 1,103,039            1,036,597
       Software...............................................       5                    92,500               95,022
                                                                                     -----------          -----------
                                                                                      48,294,638           42,955,248
       Less - Accumulated depreciation and amortization.......                        (5,754,641)          (7,550,089)
                                                                                     -----------          -----------
                                                                                     $42,539,997          $35,405,159
                                                                                     ===========          ===========

     At December 28, 1997, property and equipment includes $2,164,448 of property and equipment, less accumulated depreciation and amortization of $136,923, related to closed restaurants (See Note 11).

     The Company's office space and the land underlying some of its existing restaurant locations are leased under operating leases (See Note 11).

(5) INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                         1996             1997
                                                               ------------------------------------
       Covenant not to compete.................................       $ 50,000         $ 50,000
       Organization costs......................................         51,497               --
       Loan costs..............................................        154,632          154,632
       Trademark costs.........................................        260,281          335,100
                                                                      --------         --------
                                                                       516,410          539,732
       Less: Accumulated amortization..........................        (84,518)         (71,809)
                                                                      --------         ---------
                                                                      $431,892         $467,923
                                                                      ========         ========


(6) NOTE RECEIVABLE

     In conjunction with the Fiscal 1997 sale of a restaurant site (See Note 11) the Company recorded a note receivable in the amount of $880,000. The note bears interest at a rate of 10% per annum based on a 15 year amortization period. The note is secured by a mortgage on the restaurant site. Subsequent to December 28, 1997, the mortgagee defaulted on the note. During Fiscal 1998, the Company intends to foreclose on the note and proceed with the sale of the restaurant site in order to satisfy the mortgage. The foreclosure is not expected to have a material effect on the Company's Fiscal 1998 results of operations.

(7) DEPOSITS AND DEFERRED COSTS ON FUTURE RESTAURANT LOCATIONS

     Deposits and deferred costs on future restaurant locations consist of amounts deposited with lessors and/or paid to others to secure real property and develop future restaurant locations. Upon opening of the restaurant, all such deposits and deferred costs are charged to the appropriate depreciable and amortizable asset categories.

(8) INDEBTEDNESS

     Long-term debt consists of the following:

                                                                                     1996           1997
                                                                                ---------------------------------
      Advances under a $25,000,000 revolving credit and term loan agreement with interest payable monthly, at the Company's option, at prime (8.50% at
        December 28, 1997) plus .375% or libor rate (5.969% at December 28,
        1997) plus 2.65%. Loan converts to a term loan on August 31, 1998, at which time principal payments equal to the loan balance divided by 120
        commence, with a  balloon payment due June 30, 2003..............         $11,152,000       $1,075,000
      Mortgage note payable with interest at 8%, payable monthly in equal principal and interest installments from January
        1996 through maturity in June 1999, collateralized by a
        restaurant location.............................................             222,725          138,952
                                                                                 -----------       ----------
                                                                                  11,374,725        1,213,952
      Less -- Current maturities of long-term debt......................             (83,773)        (126,559)
                                                                                 -----------       ----------
                                                                                 $11,290,952       $1,087,393
                                                                                 ===========       ==========

     The $25,000,000 revolving credit and term loan (the "Loan") is unsecured; however, the Company has agreed not to further encumber any of its presently owned real estate while the Loan is outstanding. The lender has no obligation to make further advances after July 13, 1998. At December 28, 1997, the available portion of the Loan was $23,775,000.

     The terms of the Loan require that the Company remain in compliance with certain financial and non-financial covenants, including the maintenance of certain financial ratios. The Company was in compliance with the debt covenants at December 28, 1997.

     In connection with obtaining the Loan, the proceeds from which were used to repay substantially all the outstanding indebtedness, the Company incurred costs in the aggregate of $154,632, which are capitalized as intangible assets in the accompanying Consolidated Balance Sheets, and are being amortized over the term of the Loan. The unamortized balance of capitalized costs associated with obtaining indebtedness retired with the proceeds from the Loan was charged to expense during the quarter ended October 1, 1995, and is included, net of income tax benefit, in the accompanying Consolidated Statements of Operations as an extraordinary charge.

     Repayment of future maturities of long-term debt at December 28, 1997 is as follows:

         FISCAL YEAR
         -----------

     1998..................................................  $   126,559
     1999..................................................      155,726
     2000..................................................      107,500
     2001..................................................      107,500
     2002..................................................      107,500
     Thereafter............................................      609,167
                                                             -----------
                                                             $ 1,213,952
                                                             ===========

(9) INCOME TAXES

     The provision for (benefit from) income taxes consists of the following:

                                               FOR THE YEAR ENDED
                                  -----------------------------------------------
                                  DECEMBER 31,     DECEMBER 29,      DECEMBER 28,
                                      1995             1996             1997
      Federal ..............      $   618,257      $(1,225,018)      $ 3,035,434
      State ................          102,579           11,740           176,665
                                  -----------      -----------       -----------
        Total ..............      $   720,836      $(1,213,278)      $ 3,212,099
                                  ===========      ===========       ===========

      Current ..............      $   628,319      $   294,779       $ 1,536,938
      Deferred .............           92,517       (1,508,057)        1,675,161
                                  -----------      -----------       -----------
        Total ..............      $   720,836      $(1,213,278)      $ 3,212,099
                                  ===========      ===========       ===========

     Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the use of accelerated depreciation for tax purposes, and the expected use of alternative minimum tax carry-forwards in future periods. The components of the current deferred income tax asset and the net non-current deferred income tax liability are as follows:

                                                              1996          1997
                                                          --------------------------
     Current deferred tax asset:
       Accrued restaurant closure expenses ...........    $(1,583,649)   $  (248,846)
       Accrued liabilities ...........................             --       (170,897)
                                                          -----------    -----------
           Current deferred income tax asset .........    $(1,583,649)   $  (419,743)
                                                          ===========    ===========

     Non-current deferred tax liability:
       Depreciation and amortization of
          property and equipment .....................    $ 2,024,154    $ 2,184,573

       Deferred franchise fee income, net ............         54,947        102,099
       Deferred rent .................................       (341,705)      (527,085)
       Alternative minimum tax carry-forwards ........       (736,747)      (162,590)
       Foreign tax credit carry-forwards .............        (74,577)      (197,569)
       Other, net ....................................        (46,242)        (8,343)
                                                          -----------    -----------
          Non-current deferred income tax liability, net  $   879,830    $ 1,391,085
                                                          ===========    ===========


     At December 28, 1997, the Company had available foreign tax credit carry-forwards in the amount of $45,545 which expires in 2001, and $152,024, which expires in 2002.

     The following table reconciles the Federal statutory income tax rate and the Company's effective income tax rate as follows:

                                                           FOR THE YEAR ENDED
                                                  --------------------------------------
                                                  DECEMBER 31, DECEMBER 29, DECEMBER 28,
                                                     1995         1996         1997
     Provision for income taxes at
       Federal statutory rate ................       34.0%        34.0%        34.0%
     State taxes, net of Federal
       income tax benefit ....................        3.6          3.6          3.6
     Nondeductible expenses ..................        0.8          0.9          1.0
     Jobs tax credits ........................         --           --          (.5)
     Other, net ..............................        (.4)         (.5)         (.1)
                                                     ----         ----         ----
       Effective income tax rate .............       38.0%        38.0%        38.0%
                                                     ====         ====         ====

     The Company's January 2, 1994 federal income tax return is currently being audited by the Internal Revenue Service. It is not possible to predict the ultimate outcome of this audit; however, the Company does not believe that the ultimate resolution of any of these matters will have a material adverse effect on the accompanying consolidated financial statements.

(10) SHAREHOLDERS' EQUITY

     STOCK BASED COMPENSATION PLANS

     In September 1993, the Company adopted the 1993 Option Plan (as amended to date, the "1993 Plan"). Under the 1993 Plan, 800,000 shares of common stock are reserved for issuance upon exercise of options. All regular employees of the Company or any of its subsidiaries, including officers and directors, are eligible to receive grants of options under the Plan. The Plan is designed to serve as an incentive for retaining qualified and competent employees.

     In June 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, 500,000 shares of common stock are reserved for issuance upon exercise of options. All regular and former regular employees and consultants of the Company or any of its subsidiaries, including officers and directors, are eligible to receive grants of options under the Plan. The Plan is designed to serve as an incentive for retaining qualified and competent employees.

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

     In November 1995, the Company adopted the 1995 Directors' Stock Option Plan (the "1995 Directors' Plan"). Under the 1995 Directors' Plan, 200,000 shares of common stock are reserved for issuance upon exercise of options. Each existing Director received a grant of an option to purchase 18,000 shares on the effective date of the plan. Upon election as a member of the Board, each Director receives an option to purchase 15,000 shares of common stock, and an additional option to purchase 3,000 shares of common stock is granted to each eligible Director on each annual meeting date under certain conditions. All stock options granted to existing Directors pursuant to the 1995 Directors' Plan become exercisable as follows: 11,000 shares six months from the date of grant, the next 6,000 shares twelve months from the date of grant and the remaining 1,000 shares two years after the date of grant, so long as the optionee is a Director on the relevant exercise date. The remaining stock options granted pursuant to the 1995 Directors' Plan become exercisable equally over a three year period on each of the three one-year anniversaries of the date of grant, so long as the optionee is a Director on the relevant exercise date.

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


         The following table summarizes stock option activity:


                                                              WEIGHTED-AVERAGE
                                                                  EXERCISE                                   AVAILABLE FOR
                                                               PRICE PER SHARE           OUTSTANDING         FUTURE GRANTS
                                                               ---------------           -----------         -------------
      Balance, January 1, 1995.........................              $8.23                    788,066               131,235
          Authorized, net                                               --                         --             1,065,000
         Granted/converted.............................              $4.66                    478,800              (478,800)
         Exercised.....................................              $0.29                    (77,962)                   --
         Canceled......................................             $12.84                   (213,400)              213,400
                                                                                          -----------          ------------

      Balance, December 31, 1995.......................              $6.10                    975,504               930,835
         Granted.......................................              $4.50                    136,900              (136,900)
         Exercised.....................................              $0.32                   (101,847)                   --
         Canceled......................................              $6.09                    (98,790)               98,790
                                                                                          -----------          ------------

      Balance, December 29, 1996.......................              $6.51                    911,767               892,725
         Granted.......................................              $5.68                     49,454               (49,454)
         Exercised.....................................              $3.86                    (59,192)                   --
         Canceled......................................              $7.19                   (118,135)              118,135
                                                                                          -----------          ------------

      Balance, December 28, 1997.......................              $6.36                    783,894               961,406
                                                                                          ===========          ============

     The following table summarizes information about the stock options outstanding at December 28, 1997:

                                                           OUTSTANDING                        EXERCISABLE
      ------------------------------------------------------------------------------------------------------------------------
                                            WEIGHTED-AVERAGE        WEIGHTED-AVERAGE
           RANGE OF                             REMAINING            EXERCISE PRICE                      WEIGHTED-AVERAGE
        EXERCISE PRICES       SHARES        CONTRACTUAL LIFE                               SHARES         EXERCISE PRICE
      -------------------- ------------- ------------------------ --------------------- ------------- ------------------------
         $0.29 - $0.58         27,034             3.98                  $0.30                27,034          $0.30
         $2.71 - $6.94        529,690             6.44                  $4.42               214,987          $4.02
         $8.00 - $13.50       227,170             5.62                 $11.62               227,170         $11.62
                              -------                                                       -------
                              783,894                                                       469,191
                              =======                                                       =======

     The weighted-average exercise price and weighted-average market price of 13,100 options granted during 1997 for which the exercise price exceeds the market price of the stock on the grant date is $4.50 and $3.02, respectively.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income (loss) if the exercise price of a stock option is equal to quoted market value on the measurement date. Had compensation cost for the Company's stock option plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income (loss) and diluted net income (loss) per share would have been different than the amounts recorded in the accompanying Consolidated Statements of Operations. Using the Black-Scholes option pricing model for all options granted after January 1, 1995, the Company's pro forma net income (loss), pro forma diluted net income (loss) per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows:

                                                                                        FOR THE YEAR ENDED
                                                                       ----------------------------------------------------
                                                                           DECEMBER 31,      DECEMBER 29,      DECEMBER 28,
                                                                              1995               1996             1997
                                                                       -----------------     ------------    ------------
      Pro forma net income (loss)......................................      $1,064,705      $(2,127,024)      $5,077,850
      Pro forma diluted net income (loss) per share....................         $0.13          $(0.26)           $0.62
      Pro forma weighted average fair value of options granted.........         $2.12           $1.54            $2.57
      Risk free interest rates.........................................       5.37%-7.11%    5.31%-6.46%      5.31%-6.46%
      Expected lives...................................................        3-5 Years      3-5 Years      3-5 Years
      Expected volatility..............................................           59%            59%                59%

     Pro forma net income (loss) reflects only options granted in Fiscal 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period ranging from one to three years and compensation cost for options granted prior to January 1, 1995 is not considered.

(11) COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases land and facilities for office and restaurant locations under various noncancelable operating lease agreements, one of which is with a related party. Certain of these lease agreements contain provisions for rent overrides based on a percentage of gross sales. Additionally, the Company, in certain instances, is responsible for real estate taxes and common area maintenance costs. The leases also provide for renewal options. Future minimum rental commitments, excluding renewal option periods, under these operating lease agreements at December 28, 1997 are as follows:

      FISCAL YEAR                                       RELATED            UNRELATED
      -----------                                       PARTIES             PARTIES              TOTAL
                                                      ----------        ------------        ------------
          1998......................................  $  102,879        $  2,013,167        $  2,116,046
          1999......................................     102,879           1,986,226           2,089,105
          2000......................................     111,881           1,908,793           2,020,674
          2001......................................     118,311           1,871,445           1,989,756
          2002......................................     118,311           1,725,974           1,844,285
          Thereafter................................     830,150          13,585,382          14,415,532
                                                      ----------         -----------         -----------
                                                      $1,384,411         $23,090,987         $24,475,398
                                                      ==========         ===========         ===========


    Future minimum rental commitments have been reduced by future minimum sublease rentals of $2,605,841 due under non-cancelable subleases.

    Rent expense was $1,918,955, $2,292,827 (net of $94,850 in sublease rentals) and $2,201,655 (net of $159,010 in sublease rentals) in Fiscal 1995, Fiscal 1996 and Fiscal 1997, respectively, which included $97,288, $102,879 and $102,879, respectively, paid to related parties.

    Rent expense is recorded in the accompanying consolidated financial statements on the straight-line basis in accordance with generally accepted accounting principles. Actual rent is paid in accordance with the lease terms. The excess of rent expense over actual rent paid in Fiscal 1995, Fiscal 1996 and Fiscal 1997 was $332,950, $76,655 and $88,047, respectively.

    In July 1995, the Company entered into sale/leaseback transactions with an unrelated party for two of its owned restaurant sites, which resulted in net proceeds that approximated the carrying value of the land, buildings and fixtures sold. The resulting leases are accounted for as operating leases.

    EMPLOYMENT AGREEMENTS

    In September 1995, the Company entered into an employment agreement with its President which calls for minimum annual compensation of $250,000 through September 1998 and which may be extended at the Company's discretion, through September 2000.

    FRANCHISE DEVELOPMENT AGREEMENTS

    The Company has entered into international area development and franchise agreements, granting the right to develop Pollo Tropical restaurants in the Caribbean and Latin America. The Company's standard franchise agreement has a 15-year term and provides for an initial franchise fee and a continuing royalty, based upon gross sales. The agreements grant the franchisee the rights to operate restaurants and use the associated trade name and trademark within the standards and guidelines established by the Company.

    GUARANTEE

    A loan (with a principal balance of approximately $485,000 at December 28, 1997) made by a bank to a related party is collateralized by all the assets of one of the Company's operating restaurants.

    SELF-INSURED WORKERS COMPENSATION

    The Company is self-insured for workers compensation. The Company maintains stop loss coverage for individual claims in excess of $250,000 and for claims which exceed $700,000 in the aggregate in any one year. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims.

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

    During Fiscal 1997, the Company disposed of four of the six restaurants for which it had established a reserve in Fiscal 1996. Three of the restaurants were sold and one was subleased. As part of the sale of one of the restaurants, the Company received a note receivable in the amount of $880,000. Subsequent to December 28, 1997, the mortgagee defaulted on the note. During Fiscal 1998, the Company intends to foreclose on the property, which was held as collateral under the mortgage and proceed with its sale in order to satisfy the mortgage. During Fiscal 1997, the Company incurred $3,456,570 in net losses on disposal of fixed assets, $583,436 in expenses associated with termination of leases and $108,299 associated with employee termination benefits which were applied to the closure reserve established in Fiscal 1996. The remaining closure reserve in management's estimate represents amounts expected to be incurred, net of amounts realized upon the disposition of the remaining two restaurants. Any difference between these estimated expenses and the actual amounts of such expenses will be recorded during the period in which such differences become known. Actual results that substantially differ from management's estimate could be material to the Company's financial statements.

    PURCHASE AGREEMENTS

    During Fiscal 1997, the Company entered into three purchase agreements for future restaurant sites for an aggregate purchase price in the amount of $1,740,000. The anticipated closing dates for the purchase agreements will be during Fiscal 1998.

    LITIGATION, CLAIMS AND ASSESSMENTS

    From time to time, the Company may be engaged in routine litigation and disputes incidental to its business. The Company does not believe that the ultimate resolution of any of these matters will have a material adverse effect on the accompanying consolidated financial statements.

    (12) RELATED-PARTY TRANSACTIONS

    Included in Capital expenditures for the years ended December 31, 1995, December 29, 1996 and December 28, 1997 are $26,758, $32,920 and $13,245,
    respectively, paid to a related party for architectural services.

    Included in Deferred franchise fee income at December 29, 1996 is $120,000 received from a related party for initial franchise fees. During Fiscal 1997, forfeitures of exclusivity fees of $25,000 were recognized due to the termination of the area development agreement.

    Included in restaurant sales for the years ended December 29, 1996 and December 28, 1997 are $7,593 and $27,849, respectively, of sales to a related party.

    During Fiscal 1997, the Company entered into an agreement to purchase certain rights relating to parking, exclusivity and option terms from a related party in the amount of $150,000. The Company anticipates closing on the purchase during Fiscal 1998.

    (13) SUBSEQUENT EVENTS

    On March 16, 1998, purported shareholders of the Company instituted suit against the Company, its principal officers and all of its directors, alleging a breach of fiduciary duties and seeking damages as well as injunctive and other relief in response to the Company's announcement that it had received a proposal from Larry J. Harris, the co-founder and Chief Executive Officer of the Company, for the merger of the Company, pursuant to which the public shareholders of the Company would receive $10.00 per share in cash. The plaintiff is seeking certification as the representative of a class of all of the Company's shareholders other than the defendants, the Company's principal shareholders, and all persons related thereto. The Company believes that the lawsuit has no basis, and intends to vigorously defend the action. Although the ultimate outcome of the lawsuit cannot be predicted, the Company does not believe the outcome of the lawsuit will have a material adverse effect on the financial position, results of operation or cash flows of the Company.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE

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

                  Reference is made to the index set forth on page 23 of this Annual Report on Form 10-K.

  2.     FINANCIAL STATEMENT SCHEDULES:

         Financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

  3.     EXHIBITS:

         EXHIBIT
           NO.    DESCRIPTION
         -------  -----------
         3.1      Registrant's Amended and Restated Articles of Incorporation(2)
         3.2      Registrant's Amended and Restated Bylaws(2)
         10.1     1993 Stock Option Plan (filed as exhibit 10.1 to the Registrants'
                  registration statement on Form S-8 (Reg. No. 33-74370))
         10.2     1995 Directors Stock Option Plan (filed as exhibit 4.2 to the
                  Registrants' registration statement on Form S-8 (Reg. No. 333-22441))
         10.5     Employment Agreement, between the Registrant and Nicholas A. Castaldo
                  (filed as exhibit 10.5 to the Registrants' Form 10-K for the fiscal year ended December 31, 1995)
         10.6     Lease Agreement with Verde Properties Limited Company(2)
         10.9     Lease Agreement with Norton S. Pallot, Gloria M. Pallot, Howard M.
                  Katzen, Barbara P. Katzen, S. Ronald Pallot and Gloria C. Pallot(2)
         10.10    Advisory Agreement with Miller Advisory Corp.(2)
         10.11    Forms of ARM Development Agreement and Franchise Agreement (filed as exhibit 10.11 to the Registrants' Form 10-K for the fiscal year ended
                  December 31, 1995)
         10.18    $1,000,000 Promissory Note to Food Spot Corporation(2)
         10.19    1995 Stock Option Plan (filed as exhibit 4.1 to the Registrants'
                  registration statement on Form S-8 (Reg. No. 33-97998))
         10.20    1995 Bonus/Fee Stock Option Plan (filed as exhibit 4.2 of the
                  Registrants' registration statement on Form S-8 (Reg. No. 33-97998))
         10.21    1995 Restricted Stock Award Plan (filed as exhibit 4.1 of the
                  Registrants' registration statement on Form S-8 (Reg. No. 333-22441))
         10.22    $25,000,000 Credit Agreement with First Union National Bank of Florida
                  (filed as exhibit 10.21 to the Registrants' Form 10-Q for the quarterly period ended July 2, 1995)
         10.23    Waiver and Modification to the $25,000,000 Credit Agreement with First
                  Union National Bank of Florida (filed as exhibit 10.26 to the
                  Registrants' Form 10-K for the fiscal year ended December 29, 1996)
         22.1     Subsidiaries of the Registrant(2)
         23.2     Consent of Arthur Andersen LLP(1)
         27.1     Article 5 of Regulation S-X Financial Data Schedule for Year end 10-K
                  (for SEC use only)
         99.1     Press Release dated March 13, 1998 (1)
         99.2     Press Release dated March 19, 1998 (1)

--------------------
(1)      Filed herewith
(2) Incorporated by reference to the exhibit with the same number filed with the Registrant's Registration Statement on Form S-1 (File No. 33-68266)

 (B)     REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 27, 1998.

                                       POLLO TROPICAL, INC.

                                       By:/s/ Larry J. Harris
                                          -------------------
                                           Larry J. Harris
                                           Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

        SIGNATURE                                       TITLE                                           DATE
        ---------                                       -----                                           ----
/s/ LARRY J. HARRIS                                  Chairman and Chief                             March  27, 1998
-----------------------------                        Executive Officer
Larry J. Harris                                      (Principal Executive
                                                     Officer)


/s/ STUART I. HARRIS                                 Vice Chairman and Secretary                    March  27, 1998
----------------------------
Stuart I. Harris


/s/ NICHOLAS A. CASTALDO                             President, Chief Operating                     March   27, 1998
---------------------------                          Officer and Director
Nicholas A. Castaldo


/s/ WILLIAM CARL DREW                                Executive Vice President                       March   27, 1998
-----------------------------                        and Chief Financial Officer
William Carl Drew


/s/ VIVIAN LOPEZ-BLANCO                              Controller                                     March  27, 1998
-----------------------------
Vivian Lopez-Blanco


/s/ RONALD L. MILLER                                 Director                                       March  27, 1998
-----------------------------
Ronald L. Miller


/s/ CRAIG M. NASH                                    Director                                       March  27, 1998
-----------------------------
Craig M. Nash


/s/ ALAN VITULI                                      Director                                       March  27, 1998
-----------------------------
Alan Vituli


/s/ CLAYTON WILHITE                                  Director                                       March  27, 1998
-----------------------------
Clayton Wilhite