Form 10-K/A
period 1997-12-28
POLLO TROPICAL INC
filed 1998-04-24
CIK 911601

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1


[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                       OR


[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM _____________ TO _____________.


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

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)

                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 13, 1998 was approximately $75,773,000 based on the $9.25 closing sale price for the Common Stock on the NASDAQ National Market System on such date. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

         The number of shares of Common Stock of the Registrant outstanding as of March 13, 1998 was 8,191,687.



================================================================================

The following items of the Registrant's Form 10-K for the year ended December 28, 1997 are hereby amended to read in their entirety as follows:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The executive officers and directors of the Company are as follows:

NAME                       AGE              POSITION WITH COMPANY
Larry J. Harris            37               Chairman and Chief Executive Officer
Stuart I. Harris           44               Vice Chairman and Secretary
Nicholas A. Castaldo       46               President, Chief Operating Officer and Director
William C. Drew            38               Executive Vice President, Chief Financial Officer
Glenn Rozansky             40               Vice President, Real Estate and Development
William Walton             60               Vice President of Operations
Ronald L. Miller           54               Director
Craig M. Nash              44               Director
Alan Vituli                56               Director
Clayton E. Wilhite         52               Director



         LARRY J. HARRIS co-founded the Company in 1988 and has served as the Chairman and Chief Executive Officer since the Company's inception (and as the President from the Company's inception through September 1995). From 1982 to 1989, Mr. Harris was an officer and director of Food Spot Corporation ("Food Spot"), a privately-held corporation which operates a convenience store chain in South Florida and is controlled by members of Mr. Harris's family. Mr. Harris continues to serve as a director of Food Spot. Mr. Harris is a graduate of the Florida International University School of Hospitality Management.

         STUART I. HARRIS, M.D., PH.D. co-founded the Company in 1988 and has served as an officer and director since that time. Since 1995, Dr. Harris has been President of Seaview Research, Inc., a medical research company. From 1989 to 1995, Dr. Harris was employed by South Florida Bioavalability Clinic, Inc. where he served as Medical Director. From 1988 to 1989, Dr. Harris was an Assistant Professor of Medicine at the University of Miami School of Medicine and from 1984 to 1988, he was a Medical Staff Fellow at the National Heart, Lung and Blood Institute of the National Institutes of Health. Dr. Harris, who is the brother of Larry J. Harris, also serves as a director of Food Spot.

         NICHOLAS A. CASTALDO has been the Company's President since October 1995 and the Company's Chief Operating Officer since November 1, 1996. He was elected to the Board of Directors at the Company's meeting of shareholders in May 1996. Prior to joining the Company and since August 1993, he was employed as Vice President of Marketing of Denny's Inc. From 1986 to 1993, Mr. Castaldo was employed by S & A Restaurant Corp., which includes the Steak & Ale and Bennigan's restaurant chains, and ultimately served as Senior Vice President of Marketing and Business Development. Mr. Castaldo's career spans 20 years and includes management positions at Burger King, Citicorp, and Clairol, Inc. He is a graduate of St. John's University and Harvard University's Graduate School of Business.

         WILLIAM C. DREW has been the Company's Vice President and Chief Financial Officer since April 1996 and Executive Vice President since January 1998. Prior to joining the Company, Mr. Drew served, in 1995, as Chief Financial Officer for G. Neil Companies, a direct marketing company of products for human resource professionals. From 1990 through 1994, Mr. Drew was Chief Financial Officer of Theater Acquisition Company, an international circuit of movie theaters. From 1988 to 1990 Mr. Drew was Chief Financial Officer for G.L. Homes, a real estate developer and from 1983 to 1988 Mr. Drew was employed with Ernst & Young, LLP as an audit manager. Mr. Drew is a CPA and graduate of the University of South Florida.

         GLENN ROZANSKY has been Vice President, Real Estate and Development since 1992. From 1986 until joining the Company, Mr. Rozansky served as Vice President of Rozansky Development Company, a real estate company which developed retail and other commercial properties. From 1981 to 1986, Mr. Rozansky was Project Manager at Rozansky and Kay Construction Company. Mr. Rozansky is a graduate of Vanderbilt University. Mr. Rozansky resigned his position with the Company effective December 28, 1997.

         WILLIAM WALTON was the Company's Vice President of Operations since November 1996 until his death in January 1998. Prior to that and since 1992 he was the Company's Director of Training and the Director of Human Resources, Quality Assurance and Personnel. From 1986 to 1992 Mr. Walton served with Marriott Corporation as Area Manager for Wag's Restaurant and Director of Conversions for their restaurant division.

         RONALD L. MILLER has been a director of the Company since November 1993. Mr. Miller has been President of Miller Advisory Corp., a firm specializing in mergers and acquisitions and the private placement of capital, since October 1989. From 1977 to 1989, Mr. Miller was Senior Vice President-Corporate Finance of Raymond James and Associates, Inc., an investment banking firm, and ultimately served as head of its Corporate Finance Department. Mr. Miller is Chairman of the Board of Directors of Provider Solutions, Inc., a computer software company serving the home healthcare industry, hospitals and nursing homes. Mr. Miller is also a member of the Board of Directors of Boca Raton Capital Corp., an investment banking firm. Miller Advisory Corp. has served as an advisor to the Company since March 1993.

         CRAIG M. NASH has been a director of the Company since November 1993. Mr. Nash is President and Chief Executive Officer of Interval International, Inc. ("Interval"). He has been associated with Interval since 1978. Interval is in the resort and travel business. Mr. Nash is also an attorney and has been an active participant in the legislative and regulatory concerns of the American Resort Development Association ("ARDA") for over a decade. Mr. Nash serves as a member of the Board of Directors, as well as a member of the Executive Committee, of ARDA.

         ALAN VITULI has been a director of the Company since November 1993. Since 1986, Mr. Vituli has been Chairman and Chief Executive Officer of Carrols Corporation, an owner and operator of franchised Burger King restaurants. From 1983 to 1985, Mr. Vituli was a managing director of Smith Barney, Harris Upham responsible for certain types of nonconventional financings. From 1973 to 1983, he was a partner with Coopers & Lybrand in New York City.

         CLAYTON E. WILHITE has been a director of the Company since August 1996. Mr. Wilhite has been Chairman of Thurloe Holdings, L.L.C., a firm that invests in marketing-driven and consumer-focused retail businesses with multi-unit outlet operations or the potential thereof, since it was founded in August 1996. He has over 25 years of experience in the advertising industry, both domestically and abroad, and presently serves as a marketing consultant to new ventures. From August 1988 to July 1996, Mr. Wilhite served as President and Vice Chairman of North American operations of the international advertising agency, D'Arcy Masius Benton & Bowles. Mr. Wilhite also serves as a member of the board of directors of Carrols Corporation, an owner and operator of franchised Burger King restaurants. Mr. Wilhite earned his B.A. in Political Science and his M.B.A. from the University of Michigan.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding shares of Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports that they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required to be filed, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with.

ITEM 11.  EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE

         The following table sets forth the aggregate compensation paid to the Company's Chief Executive Officer and each of the Company's other executive officers whose total annual salary and bonus was $100,000 or more (the Chief Executive Officer and such other executive officers are sometimes referred to herein as the "Named Executive Officers") with respect to the fiscal year ended December 28, 1997:

                                                       ANNUAL                             LONG TERM
                                                    COMPENSATION (1)                     COMPENSATION
                                            ------------------------------       ---------------------------
                                                                                 RESTRICTED       SECURITIES
                                            FISCAL                                  STOCK         UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR     SALARY         BONUS          AWARD          OPTIONS       COMPENSATION
---------------------------                  ----     ------         -----       ----------       ----------     ------------
Larry J. Harris                              1997     $200,000     $180,000                           -0-              -0-
Chairman of the Board                        1996     $250,000     $    -0-                           -0-              -0-
and Chief Executive Officer                  1995     $250,000     $    -0-                           -0-              -0-

Nicholas A. Castaldo                         1997     $250,000     $125,000                           -0-              -0-
President, Chief Operating                   1996     $250,000     $ 50,000                           -0-              -0-
Officer and Director                         1995     $ 62,500     $    -0-      $112,500(2)      200,000              -0-

William Carl Drew                            1997     $135,000     $ 40,500                           -0-              -0-
Executive Vice President,                    1996     $ 87,000     $ 15,000                        30,000              -0-
Chief Financial Officer

Glenn Rozansky(3)                            1997     $135,000     $ 25,000                           -0-         $65,000(5)
Vice President, Real Estate and              1996     $135,000     $    -0-                           -0-              -0-
Development                                  1995     $135,000     $    -0-                         5,000              -0-

William Walton                               1997     $ 90,000     $ 22,500                        20,000              -0-
Vice President, Operations(4)                1996     $ 66,000     $  9,500                           -0-              -0-
                                             1995     $ 60,000     $    -0-                           -0-              -0-



(1) The columns for "Other Annual Compensation" and "LTIP Payouts" have been omitted because there is no compensation required to be reported in such columns. The aggregate amount of perquisites and other personal benefits provided to each Named Executive Officer is less than the lesser of $50,000 or 10% of the total of annual salary and bonus of such officer.

(2) At December 28, 1997, the number and value of restricted stock holdings was 25,000 shares and $214,075, respectively.

(3)  Mr. Rozansky resigned effective December 28, 1997.

(4) Mr. Walton served as the Company's Vice President of Operations until his death in January 1998.

(5) Represents amount accrued for payment in connection with Mr. Rozansky's resignation.

OPTION GRANTS TABLE

         The following table sets forth certain information concerning options granted during the 1997 fiscal year to the Named Executive Officers.

                                                                                        POTENTIAL REALIZABLE VALUE
                        NUMBER OF      PERCENT OF                                         AT ASSUMED ANNUAL RATES
                       SECURITIES     TOTAL OPTIONS                                    OF STOCK PRICE APPRECIATION
                       UNDERLYING      GRANTED TO       EXERCISE OF                            FOR OPTION TERM
                         OPTIONS        EMPLOYEES        BASE PRICE     EXPIRATION     ---------------------------
   NAME                GRANTED (#)   IN FISCAL YEAR        ($/SH)          DATE             5%($)         10%($)
   ----------          -----------   --------------     -----------     ----------     ------------    -----------
William Walton (1)       20,000            40%             $4.50        June 2005          49,260       122,215


(1) None of the options granted to Mr. Walton during 1997 are exercisable as Mr. Walton passed away prior to any vesting of these options.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning options exercised during the 1997 fiscal year and unexercised stock options held in each case by the Named Executive Officers as of the end of the 1997 fiscal year.

                                                                                                   VALUE OF
                                                                            NUMBER OF            UNEXERCISED
                                                                           UNEXERCISED          IN-THE-MONEY
                                      NUMBER OF                          OPTIONS AT 1997       OPTIONS AT 1997
                                       SHARES                            FISCAL YEAR-END       FISCAL YEAR-END
                                     ACQUIRED ON        VALUE            EXERCISABLE(E)       EXERCISABLE(E)
NAME                                  EXERCISE        REALIZED          UNEXERCISABLE(U)      UNEXERCISABLE(U)
----                                 -----------      --------          ----------------      ----------------
Larry J. Harris                          -0-          $    -0-              80,025(E)             $    -0-(E)
                                                                               -0-(U)                  -0-(U)

Nicholas A. Castaldo                     -0-               -0-              30,000(E)              121,890(E)
                                                                           170,000(U)              690,719(U)

William Carl Drew                        -0-               -0-               4,000(E)               16,252(E)
                                                                            26,000(U)              105,638(U)

William Walton (1)                       -0-               -0-               9,100(E)               36,963(E)
                                                                            20,334(U)               82,617(U)

Glenn Rozansky                           -0-               -0-              44,333(E)              228,640(E)
                                                                             1,667(U)                6,773(U)


(1) Mr. Walton served as the Company's Vice President of Operations until his death in January 1998. Mr. Walton's vested options are exercisable by his estate.

DIRECTOR COMPENSATION

         The Company's Board of Directors is divided into three classes. Each class of directors serves staggered three-year terms or until their successors are elected and qualified. The Company pays each director who is not an employee of the Company an annual retainer of $12,500 plus (a) $1,000 for each Board of Directors meeting, or separately held committee meeting, attended in person and
(b) $500 for each Board of Directors, or separately held committee meeting, in which directors participate by telephone conference call. The Company reimburses all directors for expenses incurred in connection with their services as directors. In addition, each director who is not an employee of the Company generally receives options to purchase 15,000 shares of Common Stock (which vest equally over three years) in connection with this initial election to the Board of Directors and options to purchase an additional 3,000 shares (which vest equally over three years) for each year of service thereafter under the Company's 1995 Directors' Stock Option Plan ( the "1995 Directors Plan").

EMPLOYMENT AGREEMENTS

         In September 1995, the company entered into an employment agreement with Nicholas A. Castaldo to serve as the Company's President and such agreement was amended on May 7, 1997 (collectively, the "Agreement"). The Agreement is for an initial term expiring on September 30, 1998. It may be extended by the Company for successive additional one-year terms. Pursuant to the agreement, Mr. Castaldo received a base annual salary of $250,000. Mr. Castaldo is eligible for bonuses of up to 40% of his base salary based upon the achievement of certain individual and corporate performance standards. Mr. Castaldo also received (i) 200,000 stock options with an exercise price of $4.50 per share, which options vest over four years commencing September 30, 1997, and (ii) 25,000 shares of restricted stock, which vest over three years commencing September 30, 1998. Additionally, he receives a monthly car allowance. Mr. Castaldo has also agreed not to compete with the Company during his employment with the Company and for a period of two years following his termination of employment with the Company.

         Nicholas A. Castaldo's employment agreement provides that so long as he is employed by the Company and is in compliance with this agreement, the Board of Directors will take all action necessary to nominate him to serve as a director of the Company. He was first elected to the Board of Directors at the meeting of Shareholders in May 1996. There are no other arrangements or understandings with the Company with respect to the selection of officers and directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Alan Vituli and Craig M. Nash are members of the Compensation Committee. Alan Vituli is the Chairman and Chief Executive Officer of Carrols Corporation, with which the Company had an exclusive franchise development agreement. See "Item 13. Certain Relationships and Related Transactions - Related Party Agreement."

LONG-TERM INCENTIVE AND PENSION PLAN

         The Company has no long-term incentive or pension plans.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

COMPENSATION PHILOSOPHY

         The three principal components of compensation the Company provides to its executive officers are salary, bonus and stock (in the form of options or restricted stock). These components are designed to facilitate fulfillment of the compensation objectives of the Company's Board of Directors and the Compensation Committee, which objectives include (i) attracting, motivating and retaining competent and highly qualified management in a competitive environment, (ii) recognizing individual initiative and achievement, (iii) rewarding management for short and long-term accomplishments, and (iv) aligning management compensation with the achievement of the Company's goals and performance objectives, including earnings growth.

         The Compensation Committee endorses the position that equity ownership by management is beneficial in aligning management's and shareholders' interests in the enhancement of shareholder value. This alignment is amplified by the extensive holdings by management of Company Common Stock and stock options. Base salaries for new management personnel are determined initially by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for managerial talent, including a comparison of base salaries for comparable positions at similar companies of comparable sales and capitalization. Annual bonuses are determined and awarded by evaluating the performance of the executive officer, the performance of the Company (and the executive officer's contribution to such performance), the competitive marketplace, compliance with specific requirements in employment agreements and the responsibilities assumed by the executive officer consistent with the policies enumerated herein. The Compensation Committee is finalizing a structured senior executive officer bonus plan that factors in both a quantitative measure of the Company's performance and an objective measure of the officers performance. The plan is expected to be finalized during 1998.


CHIEF EXECUTIVE OFFICER COMPENSATION

         For the 1997 fiscal year, Larry J. Harris, the Chairman of the Board and Chief Executive Officer of the Company received $200,000 in salary and $180,000 in bonus. The Compensation Committee did not award Mr. Harris any stock-based compensation because, as one of the Company's largest shareholders, the Compensation Committee believed that Mr. Harris' interests were already aligned with those of the shareholders of the Company.

STOCK OPTIONS

         During the 1997 fiscal year, the Company granted an aggregate of 20,000 options to purchase Common Stock to its executive officers. The grant was approved by the Compensation Committee, based upon a recommendation by the Company's Chief Executive Officer. The grant was at $4.50 per share which was higher than the market price of the Common Stock on the date of the grant.

         In December 1993, the Internal Revenue Service issued proposed regulations concerning compliance with Section 162(m) generally disallows a public company's deduction for compensation to any one employee company's shareholders. None of the Named Executive Officers presently receives, and the Compensation Committee does not anticipate that any of such persons will receive, annual cash compensation in excess of the $1.0 million cap provided in
Section 162(m). Each of the Company's stock options and stock award plans is in compliance with the requirements of Section 162(m).

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total shareholder return on The NASDAQ Composite Stock Index and The Media General Restaurant Industry Stock Index commencing on October 19, 1993 (the first day the Common Stock began trading on The NASDAQ Stock Market) and ended December 28, 1997. The graph assumes a $100 investment on October 19, 1993 in each of Pollo Tropical, Inc. Common Stock., The NASDAQ Stock Market Index and the Media General Restaurant Index.


                     10/19/93 12/31/93 12/30/94 12/29/95 12/29/96 12/31/97
                     -------- -------- -------- -------- -------- --------

Pollo Tropical, Inc.   $100     $102     $50       $22      $11      $43
--------------------------------------------------------------------------
Nasdaq Stock
 Market Index          $100     $100     $97      $138     $170     $208
--------------------------------------------------------------------------
Media General
 Restaurant Index      $100     $103     $93      $127     $128     $134
--------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the March 27, 1998, information with respect to the beneficial ownership of the Company's Common Stock by (i) the Company's Chief Executive Officer and each of the other "Named Executive Officers" (as defined in "Executive Compensation - Summary Compensation Table" in Item 11), (ii) each director of the Company, (iii) all directors and executive officers of the Company as a group and (iv) each holder of five percent (5%) or more of the Company's outstanding shares of Common Stock. The Company is not aware of any beneficial owner of more than five percent of the outstanding shares of Common Stock other than as set forth in the following table.

                                                     AMOUNT
                                                   AND NATURE     PERCENT OF
                                                  OF BENEFICIAL   OUTSTANDING
NAME OF BENEFICIAL OWNER(1)                        OWNERSHIP(2)     SHARES
---------------------------                       -------------   -----------
Larry J. and Molly Harris(3)                        1,227,181       15.0%
Stuart I. and Mary Harris(4)                        1,326,762       16.2%
Nicholas A. Castaldo(5)                                56,000         *
William Carl Drew(6)                                   35,000         *
Glenn Rozansky(7)                                     150,736        1.8%
William Walton(8)                                       9,100         *
Ronald L. Miller(9)                                    87,263        1.1%
Craig M. Nash(10)                                      23,500         *
Alan Vituli(11)                                        24,154         *
Clayton E. Wilhite(12)                                  6,000         *
All directors and executive officers as a group
  (10 persons)                                      2,945,696       36.0%

Dimensional Fund Advisors, Inc.(13)
 1299 Ocean Avenue
 11th Floor
 Santa Monica, CA 90401                               509,000        6.2%


*  Less than 1%



(1) Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Pollo Tropical, Inc. 7300 North Kendall Drive, 8th Floor, Miami, Florida 33156.

(2) Unless otherwise indicated, each person has sole voting and investment power with respect to the shares indicated. Except as noted below, the number of shares indicated includes shares of Common Stock subject to stock options granted pursuant to the Company's 1993 Stock Option Plan, the Company's 1995 Stock Option Plan and the Company's 1995 Directors' Stock Option Plan that are presently exercisable or exercisable within 60 days.

(3) The number of shares indicated (i) excludes approximately 300,918 shares of Common Stock held in trust for the benefit of Larry and Molly Harris' children, with respect to which Mr. And Mrs. Harris disclaim beneficial ownership, and (ii) includes 80,025 shares of Common Stock issuable to Mr. Harris upon exercise of presently exercisable options.

(4) The number of shares indicated (i) excludes approximately 198,879 shares of Common Stock held in trust for the benefit of Stuart and Mary Harris' children, with respect to which Dr. and Mrs. Harris disclaim beneficial ownership, (ii) includes 1,248, 442 shares of Common Stock owned by Harris Family investments, Ltd., a family limited partnership of which Harris Family Investments, Ltd., is the sole general partner and 24,970 shares of Common Stock owned by Harris Family Investments, Inc. Because of its power to vote, control and dispose of such shares, Harris Family Investments, Inc. may be deemed to be the beneficial owner, Dr. and Mrs. Harris are the only shareholders, directors and officers of all of such shares, of all of such shares beneficially owned by Harris Family Investments, Inc., and
     (iii) includes 53,350 shares of Common Stock issuable upon exercise of presently exercisable options.

(5) The number of shares indicated (i) includes 25,000 shares of restricted Common Stock awarded to Mr. Castaldo pursuant to the Company's 1995 Restricted Stock Award Plan, which vest over three years commencing September 30, 1998 and for which Mr. Castaldo has voting power, (ii) includes 1,000 shares owned directly by Mr. Castaldo, (iii) includes 30,000 shares of Common Stock issuable upon exercise of presently exercisable options, and (iv) excludes 170,000 shares of Common Stock issuable pursuant to stock options granted to Mr. Castaldo which become exercisable over three years, commencing September 30, 1998.

(6)  The number of shares indicated (i) includes 25,000 shares owned directly,
     (ii) includes 10,000 shares of Common Stock issuable upon exercise of presently exercisable options, (iii) excludes 20,000 shares of Common Stock issuable pursuant to stock options granted Mr. Drew which become exercisable over two years, commencing April 15, 1999, and (iv) excludes 10,000 shares of Common Stock issuable pursuant to stock options granted to Mr. Drew which become exercisable over three years, commencing February 4, 1999.

(7) The number of shares indicated (i) includes 109,736 shares owned directly, and (ii) includes 41,000 shares of Common Stock issuable upon exercise of presently exercisable options. Glenn Rozansky resigned effective December 28, 1997.

(8) The number of shares indicated includes 9,100 shares of Common Stock issuable upon exercise of presently exercisable options, which are exercisable by Mr. Walton's estate. Mr. Walton served as the Company's Vice President of Operations until his death in January 1998.

(9)  The number of shares indicated (i) includes 2,000 shares owned directly,
     (ii) includes 10,000 shares owned by Sheila Miller, his wife, (iii) includes 55,263 shares owned by Miller Advisory Corp. Pension Plan and Trust, of which Mr. Miller is the sole shareholder, (iv) includes 20,000 shares issuable upon exercise of presently exercisable options held by Mr. Miller and (v) excludes 4,000 shares of Common Stock issuable pursuant to stock options granted to Mr. Miller which become exercisable over two years, commencing May 31, 1998.

(10) The number of shares indicated (i) includes 20,000 shares issuable upon exercise of presently exercisable options, (ii) includes 1,500 shares owned directly, (iii) includes 2,000 shares owned by his wife, and (iv) excludes 4,000 shares of Common Stock issuable pursuant to stock options granted to Mr. Nash which become exercisable over two years, commencing May 31, 1998.

(11) The number of shares indicated (i) includes 24,154 shares issuable upon the exercise of presently exercisable options, and (ii) excludes 4,000 shares of Common Stock issuable pursuant to stock options granted to Mr. Vituli which become exercisable over two years, commencing May 31, 1998.

(12) The number of shares indicated (i) includes 6,000 shares issuable upon the exercise of presently exercisable options, (ii) excludes 10,000 shares of Common Stock awarded to Mr. Wilhite pursuant to the Company's 1995 Directors' Stock Option Plan which become exercisable over two years, commencing August 12, 1998, and (iii) excludes 2,000 shares of Common Stock issuable pursuant to stock options granted to Mr. Wilhite which become exercisable over two years, commencing May 22, 1999.

(13) The number of shares indicated includes (i) 359,800 shares owned directly,
     (ii) 70,300 shares owned by DFA Investment Dimensions Group, Inc., and (ii) 78,900 shares owned by The DFA Investment Trust Company, as set forth in the Schedule 13G delivered to the Company in February 1998, and not independently verified.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY AGREEMENT

         In December 1994, the Company entered into an exclusive franchise development agreement with Carrols Corporation, a privately held company which is the largest franchisee of Burger King. The Company received $120,000 in initial franchise fees during the 1994 fiscal year from Carrols Corporation. No payments were due or made during the 1995 and 1996 fiscal years. In April 1997, the Company recognized $25,000 for forfeitures of exclusivity fees when the franchise development agreement with Carrols Corporation was terminated. Alan Vituli, a director of the Company and a member of the Company's Compensation Committee, is the Chairman and Chief Executive Officer of Carrols Corporation. Clayton Wilhite serves as a member of the board of directors of Carrols Corporation.

         During Fiscal 1997, the Company entered into an agreement to purchase certain rights relating to parking, exclusivity and option terms for $150,000 from Verde Properties Limited Company ("Verde Properties"). Larry Harris, the Company's Chairman and Chief Executive Officer and Stuart Harris, the Company's Vice Chairman and Secretary, partly own Verde Properties.

RELATED PARTY LEASE

         The Company leases the land on which its Dadeland restaurant is located from Verde Properties. The lease expires in 2009, subject to three five-year renewal periods at the Company's option. The lease provides for a monthly rental of $8,050 in 1996 and $8,050 in 1997, plus sales tax, increasing every five years to $10,646 per month for the final five-year period of the initial term, and obligates the tenant to pay real estate taxes. Under the terms of the lease, the Company paid rents to Verde Properties of $91,350 in the fiscal year ended December 31, 1995, $96,600 in the fiscal year ended December 29, 1996 and $96,600 in the fiscal year ended December 28, 1997. The assets of the restaurant are collateralized under the terms of the lease.


         The Company believes that the terms of the foregoing arrangements are at least as favorable as those that it could obtain from non-affiliated third parties. All business transactions with affiliates of the Company require the approval of a majority of the Company's non-employee directors and must be on terms no less favorable than could be obtained from non-affiliated third parties.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on April 24, 1998.

                                      POLLO TROPICAL, INC.



                                      By: /s/ LARRY J. HARRIS
                                          ------------------------------------
                                          Larry J. Harris
                                          Chairman and Chief Executive Officer

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

        SIGNATURE                                          TITLE                                          DATE
        ---------                                          -----                                          ----
/s/ LARRY J. HARRIS                                  Chairman and Chief                              April 24, 1998
--------------------------------                     Executive Officer
Larry J. Harris                                      (Principal Executive
                                                     Officer)



/s/ STUART I. HARRIS                                 Vice Chairman and Secretary                     April 24, 1998
--------------------------------
Stuart I. Harris



/s/ NICHOLAS A. CASTALDO                             President, Chief Operating                      April 24, 1998
--------------------------------                     Officer and Director
Nicholas A. Castaldo



/s/ WILLIAM CARL DREW                                Executive Vice President                        April 24, 1998
--------------------------------                     and Chief Financial Officer
William Carl Drew



/s/ VIVIAN LOPEZ-BLANCO                              Controller                                      April 24, 1998
--------------------------------
Vivian Lopez-Blanco



/s/ RONALD L. MILLER                                 Director                                        April 24, 1998
--------------------------------
Ronald L. Miller



/s/ CRAIG M. NASH                                    Director                                        April 24, 1998
--------------------------------
Craig M. Nash



/s/ ALAN VITULI                                      Director                                        April 24, 1998
--------------------------------
Alan Vituli



/s/ CLAYTON WILHITE                                  Director                                        April 24, 1998
--------------------------------
Clayton Wilhite
