Form 10-Q
period 1998-03-29
POLLO TROPICAL INC
filed 1998-05-12
CIK 911601

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 29, 1998

                                       or

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

                                    Yes X   No
                                       ---    ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1998: 8,255,329 shares of common stock, par value $.01.

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                          QUARTER ENDED MARCH 29, 1998

                                                                          Page

PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets
  December 28, 1997 and March 29, 1998.................................    3

Condensed Consolidated Statements of Income
  Quarters Ended March 30, 1997 and March 29, 1998.....................    4

Condensed Consolidated Statements of Cash Flows
  Quarters Ended March 30, 1997 and March 29, 1998.....................    5

Notes to Condensed Consolidated Financial Statements...................    7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations .................................   10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..............................  15

Signature Page .........................................................  16

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             December 28,            March 29,
                                                                                1997                   1998
                                                                            -------------          -------------
                                                                                                    (Unaudited)

                                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ......................................         $     292,455          $  1,418,502
   Inventories.....................................................               280,595               261,661
   Prepaid expenses ...............................................               244,753               299,352
   Deferred income taxes...........................................               419,743               399,377
   Other current assets............................................               279,384               285,142
                                                                              -----------           -----------
    Total current assets ..........................................             1,516,930             2,664,034

PROPERTY AND EQUIPMENT, net........................................            35,405,159            35,012,229
INTANGIBLE ASSETS, net ............................................               467,923               464,657
LEASEHOLD ACQUISITION COSTS, net...................................             1,079,925             1,058,890
NOTE RECEIVABLE, net of current portion............................               840,032               835,061
DEPOSITS AND DEFERRED COSTS ON FUTURE
   RESTAURANT LOCATIONS............................................               250,727               357,671
OTHER ASSETS.......................................................               793,405               789,847
                                                                              -----------           -----------
    Total assets...................................................           $40,354,101           $41,182,389
                                                                              ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable................................................          $  1,553,056          $  1,255,342
   Accrued liabilities.............................................             2,603,450             2,573,096
   Current maturities of long-term debt............................               126,559                91,941
   Income taxes payable............................................                14,174               655,600
   Accrued restaurant closure expenses.............................             2,125,525             2,007,084
                                                                              -----------           -----------
    Total current liabilities......................................             6,422,764             6,583,063

LONG-TERM DEBT, net of current maturities..........................             1,087,393                25,052
DEFERRED RENT......................................................             1,483,978             1,534,434
DEFERRED FRANCHISE FEE INCOME......................................               237,500               187,500
DEFERRED INCOME TAXES..............................................             1,391,085             1,324,783
                                                                              -----------           -----------
    Total liabilities..............................................            10,622,720             9,654,832
                                                                              -----------           -----------

SHAREHOLDERS' EQUITY:
   Preferred stock.................................................                    --                    --
   Common stock....................................................                82,076                82,238
   Additional paid-in capital......................................            22,054,326            22,145,736
   Retained earnings...............................................             7,594,979             9,299,583
                                                                            --------------         ------------
    Total shareholders' equity.....................................            29,731,381            31,527,557
                                                                              -----------           -----------
    Total liabilities and shareholders' equity.....................           $40,354,101           $41,182,389
                                                                              ===========           ===========


     See accompanying notes to condensed consolidated financial statements.

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                FOR THE QUARTER ENDED
                                                                       ---------------------------------------
                                                                              March 30,              March 29,
                                                                                1997                  1998
                                                                             -----------           -----------
REVENUES:
   Restaurant sales................................................          $15,621,608           $17,368,990
   Franchise revenues..............................................              180,654               239,748
                                                                             -----------           -----------
                                                                              15,802,262            17,608,738
                                                                             -----------           -----------

OPERATING EXPENSES:

   Cost of sales...................................................            5,524,230             5,797,847
   Restaurant payroll..............................................            3,701,565             4,000,370
   Other restaurant operating expenses.............................            2,665,591             3,032,369
   General and administrative......................................            1,462,058             1,453,089
   Depreciation and amortization of property and equipment.........              497,745               517,864
   Amortization of deferred restaurant pre-opening cost............               57,265                12,417
   Other amortization..............................................               66,061                45,082
                                                                             -----------           -----------
                                                                              13,974,515            14,859,038
                                                                             -----------           -----------

INCOME FROM OPERATIONS.............................................            1,827,747             2,749,700
                                                                             -----------           -----------

OTHER INCOME (EXPENSE):
   Interest, net...................................................             (218,336)               (9,347)
   Other income, net...............................................                3,273                 8,565
                                                                             -----------           -----------
                                                                                (215,063)                 (782)
                                                                             -----------           -----------

INCOME BEFORE INCOME TAXES........................................             1,612,684             2,748,918

PROVISION FOR INCOME TAXES........................................               612,659             1,044,314
                                                                             -----------           -----------

NET INCOME........................................................           $ 1,000,025           $ 1,704,604
                                                                             ===========           ===========

NET INCOME PER COMMON SHARE:
   Basic..........................................................           $      0.12           $      0.21
                                                                             ===========           ===========
   Diluted........................................................           $      0.12           $      0.20
                                                                             ===========           ===========



     See accompanying notes to condensed consolidated financial statements.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                FOR THE QUARTER ENDED
                                                                       ---------------------------------------
                                                                           March 30,             March 29,
                                                                              1997                 1998
                                                                       -------------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income...............................................................  $ 1,000,025         $ 1,704,604
                                                                              -----------         -----------
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...........................................      579,327             575,363
    Loss on disposal of property and equipment..............................        2,343              50,140
    Deferred rent...........................................................       48,239              50,456
    Amortization of deferred compensation...................................       10,144               5,722
    Deferred income taxes...................................................      496,642             (45,936)
    Amortization of deferred loan costs.....................................        5,072               5,072
    Changes in operating assets and liabilities:
     (Increase) decrease in-
       Inventories..........................................................        1,731              18,934
       Prepaid expenses.....................................................     (174,129)            (54,599)
       Prepaid income taxes.................................................       86,654                  --
       Other current assets.................................................      199,073                (787)
       Other assets.........................................................      (12,293)            (30,811)
     Increase (decrease) in-
       Accounts payable and accrued liabilities.............................     (742,211)           (328,068)
       Deferred franchise fee income........................................           --             (50,000)
       Accrued restaurant closure expenses..................................      906,867            (118,441)
       Income taxes payable.................................................           --             654,557
                                                                              -----------         -----------
       Total adjustments....................................................    1,407,459             731,602
                                                                              -----------         -----------
       Net cash provided by operating activities............................    2,407,484           2,436,206
                                                                              -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.....................................................     (151,024)           (172,575)
   Payment for intangible assets............................................      (11,189)             (6,400)
   Increase in deposits and deferred costs on future
      restaurant locations..................................................      (81,579)           (106,944)
                                                                              -----------         -----------
      Net cash used in investing activities................................      (243,792)           (285,919)
                                                                              -----------         -----------


                                   (Continued)

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt...................................    $   (20,322)        $   (22,155)
   Net repayments under revolving credit agreement........................     (1,583,999)         (1,074,804)
   Proceeds from exercise of stock options................................          2,610              72,719
                                                                              -----------         -----------
       Net cash  used in financing
        activities........................................................     (1,601,711)         (1,024,240)
                                                                              -----------         -----------
       Net increase in cash and cash
        equivalents.......................................................        561,981           1,126,047
   Cash and cash equivalents, beginning of period.........................         94,490             292,455
                                                                              -----------         -----------
   Cash and cash equivalents, end of period...............................    $   656,471         $ 1,418,502
                                                                              ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for -
       Interest...........................................................    $   218,530         $     9,151
                                                                              ===========         ===========
       Income taxes.......................................................    $    23,085         $   387,000
                                                                              ===========         ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
       Tax benefit from exercise of stock options
        recorded to additional paid-in capital............................    $    14,209         $    13,131
                                                                              ===========         ===========




     See accompanying notes to condensed consolidated financial statements.

                      POLLO TROPICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1998
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 28, 1997, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K (File No. 0-22422) for the year ended December 28, 1997.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the periods indicated. Results of operations for the quarter ended March 29, 1998 are not necessarily indicative of the results to be expected for the year ending January 3, 1999.

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

(3)      NEWLY ISSUED ACCOUNTING STANDARD

In April 1998, the Financial Accounting Standards Board issued Statement of Position ("SOP") No. 98-5, "Reporting on the Cost of Start-Up Activities". SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. The Company plans to adopt SOP 98-5 when required in the first quarter of Fiscal 1999, although early adoption is permitted. Initial adoption of SOP 98-5 should be as of the beginning of the fiscal year in which first adopted, and will be reported as the cumulative effect of a change in accounting principle in the first quarter of Fiscal 1999. At the present time, the Company cannot predict the amount of the cumulative effect of the change in accounting principle that will be recorded in the first quarter of Fiscal year 1999, however, had the Company adopted the new standard at the beginning of Fiscal year 1998, the cumulative effect of the change in accounting principle that would have been recorded in the accompanying Condensed Consolidated Statements of Income for the quarter ended March 29, 1998, would not have been material to income before cumulative effect of a change in accounting principle. Had the provisions of SOP 98-5 been applicable to the accompanying condensed consolidated financial statements, income before cumulative effect of a change in accounting principle as calculated in accordance with the provisions of SOP 98-5 would not have been materially different than the historical amount reported herein.

(4)      NET INCOME PER SHARE

In Fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Prior to the adoption of SFAS 128, the Company reported primary earnings per share, which equaled diluted earnings per share pursuant to SFAS 128. The following is a reconciliation of the shares used in the computations for the periods presented:


                                                                      FOR THE QUARTER ENDED
                                                                     ----------------------
                                                                     MARCH 30,      MARCH 29,
                                                                       1997          1998
                                                                     ---------     ---------
Weighted average shares used in basic computation..............      8,153,854     8,216,170
Stock options and warrants.....................................         20,794       179,281
                                                                     ---------     ---------
Weighted average shares used in diluted computation............      8,174,648     8,395,451
                                                                     =========     =========

The net income amount used as the numerator in calculating basic and diluted earnings per share equals net income in the accompanying Condensed Consolidated Statements of Income.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "Forward Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Pollo Tropical, Inc. stores to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating initiatives; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability, locations, and terms of sites for store development and the real estate market conditions in general; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q or in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's operating results continued to improve during the first quarter ended March 29, 1998 reflecting the effective execution of the Company's strategic plan. The Company posted its eighth consecutive quarter of positive same store sales. For the first quarter of 1998 same store sales increased 7.6% compared with the same period of the prior year. The Company believes that the sustained improvement in the same store sales is primarily due to the focused execution of its key marketing strategies including everyday value pricing on selected menu items, separate advertising campaigns aimed toward its dual-target audiences, successful new product introductions and improved customer service. As a result of the continued emphasis on marketing, operational and cost control initiatives, and reductions in the commodity price of chicken, the Company's operating margins have improved substantially to 15.8% as a percentage of restaurant sales for the first quarter of 1998 compared with 11.7% for the same period of the prior year. The Company plans to open a total of four to five additional Company owned restaurants during the last four months of Fiscal 1998.

One additional franchised unit opened in Ecuador and one additional franchised unit opened in the Dominican Republic during the first quarter of 1998, continuing the Company's growth in Central and South America and the Caribbean through franchising. The Company further expects franchisees to open six additional units by the end of 1998. The Company receives exclusivity fees upon signing of area development agreements. Such fees are recognized as revenue when franchise restaurants open or when such agreements terminate. Additionally, the Company receives a franchise fee when franchise restaurants become operational, and the Company receives continuing royalties based on sales. As the Company does not control the timing of franchise openings and/or terminations of agreements, the recognition of franchise revenues cannot be accurately predicted and, therefore, may fluctuate significantly on a quarter to quarter basis. The Company has developed, and continues to develop, its corporate infrastructure in order to manage and administer its franchise program.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain selected income statement data as a percentage of restaurant sales, except general and administrative expenses, which is shown as a percentage of total revenues, and certain restaurant data:


                                                                             FOR THE QUARTER ENDED
                                                                           --------------------------
                                                                           MARCH 30,        MARCH 29,
                                                                              1997             1998
                                                                           ---------        ---------
INCOME STATEMENT DATA:
  Cost of sales......................................................        35.4%            33.4%
  Restaurant payroll.................................................        23.7             23.0
  Other restaurant operating expenses................................        17.1             17.5
  General and administrative.........................................         9.3              8.3
  Depreciation and amortization of property
      and equipment..................................................         3.2              3.0
  Amortization of deferred restaurant
      pre-opening costs..............................................          .4               .1
  Other amortization.................................................          .4               .3
  Income from operations.............................................        11.7             15.8
  Other income (expense), net........................................        (1.4)              --
  Net income.........................................................         6.4              9.8

RESTAURANT DATA:

 Aggregate restaurant sales increase from
   prior period......................................................           8%              11%
 Number of restaurants open at end of
   period............................................................          35               36


      QUARTER ENDED MARCH 29, 1998 COMPARED TO QUARTER ENDED MARCH 30, 1997

         RESTAURANT SALES. Restaurant sales for the quarter ended March 29, 1998 increased $1.8 million (11%) to $17.4 million from $15.6 million for the comparable quarter of the prior year. This increase was due primarily to a sales increase in restaurants open for the entire quarter for both years. Same store sales for the quarter ended March 29, 1998 increased 7.6% from the comparable quarter of the prior year. This increase in restaurant sales was also due to the additional restaurant sales generated by two new restaurants added during 1997. During the quarter, 36 restaurants operated for the full quarter, as compared to the prior year quarter when 34 restaurants operated for the full quarter and two operated for part of the quarter.

         FRANCHISE REVENUES. Franchise revenues for the quarter ended March 29, 1998 increased $59,000 to $240,000 from $181,000 for the comparable quarter of the prior year. Franchise revenues generally consist of initial franchise fees which are recognized when a restaurant opens, continuing royalties and fees from operating franchised restaurants, and forfeiture of exclusivity fees when area development agreements are terminated. This increase was primarily due to increased royalties as 16 franchise restaurants operated for the full quarter and two operated for part of the quarter, as compared to the prior year quarter when seven franchise restaurants operated for the full quarter and three operated for part of the quarter. The increase in royalties was partially offset by a decrease in initial franchise fees as two franchise restaurants were opened during the quarter ended March 29, 1998, as compared to three franchise restaurants opened in the prior year quarter.

         During the quarter ended March 29, 1998, one franchise restaurant opened in the Dominican Republic, and one franchise restaurant opened in Ecuador. Between March 29, 1998 and the date of this filing, there were no additional franchise restaurants opened, leaving the total number of franchise restaurants open as of the date of this filing at 18. The Company anticipates the opening of six additional international franchise restaurants during the remainder of Fiscal 1998.

         COST OF SALES. Cost of sales which consists of food, beverage, and paper and supply costs, decreased 200 basis points for the quarter ended March 29, 1998 to 33.4%, as a percentage of restaurant sales, from 35.4% for the comparable quarter of the prior year. This decrease was primarily due to a 9% decrease in the average market price for chicken for the quarter ended March 29, 1998 compared to the same quarter of the prior year.

         RESTAURANT PAYROLL. Restaurant payroll expense, which consists of restaurant management and hourly employee wages, payroll taxes, workers' compensation insurance and group health insurance, decreased 70 basis points for the quarter ended March 29, 1998 to 23.0%, as a percentage of restaurant sales, from 23.7% for the comparable quarter of the prior year. This decrease was primarily due to efficiencies from the relative fixed nature of certain payroll costs resulting from higher sales volumes for the quarter ended March 29, 1998, as compared to the comparable quarter of the prior year.

         OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses consist of all restaurant operating costs other than cost of sales and payroll expenses and includes occupancy costs, utilities and advertising expenses. These expenses increased 40 basis points for the quarter ended March 29, 1998 to 17.5%, as a percentage of restaurant sales, from 17.1% for the comparable quarter of the prior year. The largest component of this change was advertising expense, which increased 50 basis points to 4.6%, as a percentage of restaurant sales, from 4.1% during the comparable quarter of the prior year. This increase was due to the timing of certain advertising expenditures between both quarters.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G & A") expenses decreased 100 basis points for the quarter ended March 29, 1998 to 8.3%, as a percentage of total revenues, from 9.3% for the comparable quarter of the prior year. This decrease was due to the fixed cost nature of general and administrative costs relative to the higher sales volume experienced during the first quarter of 1998 as compared to the comparable quarter of the prior year.

         DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT. Depreciation and amortization of property and equipment decreased 20 basis points for the quarter ended March 29, 1998 to 3.0%, as a percentage of restaurant sales, from 3.2% for the comparable quarter of the prior year. This decrease was due to the fixed cost nature of depreciation costs relative to the higher sales volume experienced during the first quarter of 1998 as compared to the comparable quarter of the prior year.

         AMORTIZATION OF DEFERRED RESTAURANT PRE-OPENING COSTS. Amortization of deferred pre-opening costs decreased 30 basis points for the quarter ended March 29, 1998 to 0.1%, as a percentage of restaurant sales, from 0.4% for the comparable quarter of the prior year. This decrease was the result of fewer new restaurants opened during the twelve months ended March 29, 1998 as compared to new restaurants opened during the twelve months ended March 30, 1997.

         OTHER AMORTIZATION. Other amortization consists of amortization of intangibles such as trademarks, organization costs, leasehold acquisition costs and deferred franchise expenses. Other amortization slightly decreased 10 basis points for the quarter ended March 29, 1998 to 0.3%, as a percentage of restaurant sales, from 0.4% for the same quarter of the prior year.

          OTHER INCOME (EXPENSES). The Company incurred interest costs of $21,729 during the quarter ended March 29, 1998. This decrease in interest costs was primarily the result of the lower average balance of debt outstanding under the revolving line of credit during the quarter ended March 29, 1998 as compared to the comparable quarter of the prior year. Interest costs were offset by $12,382 in interest income primarily consisting of interest income on invested cash balances. During the same quarter of the prior year, the Company incurred interest costs of $218,531. Such interest costs were not significantly offset by interest income.

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

         During the quarter ended March 29, 1998, the Company generated an aggregate of $2.4 million of cash flow from operations and reduced its long-term indebtedness by $1.1 million. During such period, the Company did not open any new restaurants. Capital expenditures for the quarter totaled $173,000. During Fiscal 1997, the Company entered into three purchase agreements for future restaurant sites with an aggregate purchase price of $1.7 million. The anticipated closing dates for the purchase agreements will be during Fiscal 1998.

         The Company has a $25 million line of credit facility from a commercial bank, which provides for advances of up to $25,000,000; however, the lender has no obligation to make further advances after July 13, 1998. Borrowing capacity under the Loan can also be used to secure letters of credit, $150,000 of which were outstanding as of March 29, 1998. As of the quarter ended March 29, 1998, there was no balance outstanding on the line of credit facility.

         The Company anticipates that the funds under its existing credit facility combined with cash flow from operations will be sufficient to fund its planned new restaurant openings and other cash needs throughout Fiscal 1998.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  EXHIBIT
                  NO.                    DESCRIPTION
                  -------                -----------
                  27.1                   Article 5  of Regulation S-X
                                         Financial Data Schedule for
                                         1st Quarter 10-Q (for SEC use only)

         (b) During the quarter ended March 29, 1998, the Company filed a Form 8-K report on March 13, 1998, which reported on the press release discussing the proposed merger of the Company, and the press release discussing the lawsuit instituted by purported shareholders of the Company concerning the proposed merger.

All other items under Part II are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           POLLO TROPICAL, INC.



                                           /s/ Larry J. Harris
                                           -------------------------------------
                                           LARRY J. HARRIS
                                           Chief Executive Officer



                                           /s/ William Carl Drew
                                           -------------------------------------
                                           WILLIAM CARL DREW
                                           Chief Financial Officer



                                           /s/ Vivian Lopez-Blanco
                                           -------------------------------------
                                           VIVIAN LOPEZ-BLANCO
                                           Controller

DATE:  May 12, 1998